Form 10-K
period 2025-12-31
United Acquisition Corp. I
filed 2026-03-30
CIK 2098669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from October 22, 2025 (inception) through December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                   .

Commission File Number 001-43084

United Acquisition Corp. I

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1893434
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7100 W. Camino Real, Suite 302-48 Boca Raton, Florida	33433
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 212-847-3248

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	UAC	NYSE American LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	UACW	NYSE American LLC
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-quarter of one redeemable warrant	UACU	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant’s securities were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2025. The registrant’s units, Class A ordinary shares and warrants began trading on NYSE American LLC (“NYSE American” or “NYSE”) on January 28, 2026. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2025.

As of March 30, 2026, there were 10,459,580 Class A ordinary shares, $0.0001 par value and 3,394,100 Class B ordinary shares, $0.0001 par value, issued and outstanding.

united ACQUISITION CORP. i
ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K” or “Annual Report”), references to:

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“company,” “we,” “us,” “our,” or “our company” are to United Acquisition Corp. I, a Cayman Islands exempted company with limited liability;

●	“completion window” are to (i) the period of 24 months from the closing of the initial public offering, or such earlier liquidation date as our board of directors may approve, in which we must complete an initial business combination, or (ii) such other time period in which we must complete an initial business combination pursuant to an amendment to our amended and restated memorandum and articles of association;

●	“Excise Tax” are to the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022;

●	“founder shares” are to our Class B ordinary shares initially issued to our Sponsor (as defined below) in a private placement prior to the initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” with redemption rights);

●	“initial public offering” are to our initial public offering of units completed on January 30, 2026;

●	“management” or “our management team” are to our executive officers and directors;

●	“ordinary resolution” are to a resolution of the company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“permitted withdrawals” are to amounts withdrawn (i) to fund our working capital requirements, which amount will be the lesser of $500,000 or 5% of the annual interest earned on the trust account, and (ii) to pay our taxes (other than excise taxes, if any), provided that all permitted withdrawals can only be made (x) from interest and not from the principal held in the trust account and (y) only to the extent such interest is in amount sufficient to cover the permitted withdrawal amount;

●	“private placement shares” are to the Class A ordinary shares underlying the private placement units issued to our Sponsor (as defined below) and to Lucid Capital Markets, LLC and Chardan Capital Markets, LLC, the underwriters of the initial public offering, in a private placement simultaneously with the closing of the initial public offering or upon conversion of working capital loans, as further described in this Annual Report (such Class A ordinary share delivered upon conversion shall not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination);

ii

●	“private placement units” are to the private placement units issued to our sponsor and the underwriters of the initial public offering in a private placement simultaneously with the closing of the initial public offering (which private placement units are identical to the public units sold in the initial public offering, subject to certain limited exceptions as described in this Annual Report) and upon conversion of working capital loans, as further described in this Annual Report;

●	“private placement warrants” are to the non-redeemable warrants (i) issued to our sponsor and (ii) underlying the private placement units issued to our Sponsor and to Lucid Capital Markets, LLC and Chardan Capital Markets, LLC, the underwriters of the initial public offering, each in a private placement simultaneously with the closing of the initial public offering or upon conversion of working capital loans, as further described in this Annual Report;

●	“public shareholders” are to the holders of our public shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchase public shares, provided that our Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the public units in the initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);

●	“public warrants” are to the redeemable warrants sold as part of the public units in the initial public offering (whether they are purchased in the initial public offering or thereafter in the open market, including warrants that may be acquired by our Sponsor or its affiliates in the initial public offering or thereafter in the open market);

●	“special resolution” are to a resolution of the company passed by a majority of at least two-thirds (2/3) (or such higher approval threshold as specified in the post-offering memorandum and articles of association) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

●	“Sponsor” are to United Acquisition SPAC LLC, a Delaware limited liability company affiliated with our executive officers and directors;

●	“underwriters” are to Lucid Capital Markets, LLC and Chardan Capital Markets, LLC, which are the underwriters of the initial public offering;

●	“U.S. Holder” are to an individual who is a beneficial owner of our units, Class A ordinary shares or warrants (for U.S. federal income tax purposes) and is:

o	an individual who is a citizen or resident of the United States;

o	a corporation (or other entity taxable as a corporation) organized in or under the laws of the United States, any state thereof or the District of Columbia; or

o	an estate or trust the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; and

●	“warrants” are to our redeemable public warrants and non-redeemable private placement warrants as further described in this Annual Report.

iii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND
RISK FACTOR SUMMARY

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

The words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our being a company with no operating history and no revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from geopolitical events, acts of war or terrorism such as the conflicts in Ukraine and Russia or the Middle East, economic impacts such as inflation and rising interest rates, and public health emergencies such as another pandemic and other epidemics;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our ability to obtain additional financing to complete a business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds or funds not held in the trust account or available to us from interest income on the trust account balance;

●	the number of redemptions by our public shareholders in connection with a business combination;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following the initial public offering.

iv

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The following is a summary of the principal risks that could materially adversely affect our business, financial condition or results of operations in future periods. The summary should be read in conjunction with the more detailed description of each risk factor described in Part 1, Item 1A Risk Factors section of this Annual Report and should not be relied upon as an exhaustive summary of the material risks facing our business:

●	our being a company with no operating history and no revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	target businesses, including the location and industry of such target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the availability to us of funds from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance following the initial public offering; or

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

v

PART I

Item 1. Business

We are a blank check company or special purpose acquisition company, incorporated on October 22, 2025, as a Cayman Islands exempted company with limited liability and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “initial business combination” or our “business combination.”

Our executive officers and directors possess extensive operational, investing, business development, international trade, and government policy experience across various industries in the United States and internationally. Our management and directors’ relationships extend to key market participants including investment firms, business leaders, and agencies in the U.S. and throughout the world. We believe our management team’s expertise and ability to navigate in both private and public sectors, as well as its access to a network of regional resources familiar with local companies in the U.S. and internationally, which will allow us to identify potential acquisition opportunities.

Our Sponsor is controlled by Mr. Paul Packer, our Chairman, Chief Executive Officer and Chief Financial Officer, who is the founder of Globis Capital Advisors. Globis Capital Advisors is a Florida-based investment advisory firm founded in 2001. Since inception, Globis Capital Advisors has invested in both private and public companies, in the U.S. and internationally, across a wide range of industries.

In August 2020, an affiliate of Globis Capital Advisors founded Globis Acquisition Corp., a blank check company formed for substantially similar purposes as our company. Globis Acquisition Corp. completed its initial public offering in December 2020, generating gross proceeds of $115,000,000. In June 2022, Globis Acquisition Corp. completed its initial business combination with Forafric Global Plc, an integrated global business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Mr. Packer served as a director of Forafric Global Plc from the completion of the business combination until February 2026.

We believe that our Sponsor, management, and directors’ combination of investment track records, broad personal and professional relationships in a variety of countries and industries, and experience in both public and private transactions will enable us to identify and successfully structure a business combination with a target company. In addition, we believe our ability to access the resources and transaction experience of a leading institution in the special purpose acquisition company (SPAC) market will enable us to efficiently execute and close a business combination with a target.

We believe that our management team is well-positioned to identify attractive risk-adjusted returns in the marketplace and that our deal sourcing channels, ranging from industry executives, private owners, private equity funds, and investment bankers will enable us to pursue a broad range of opportunities. Additionally, our management believes that its ability to identify and implement value creation initiatives will remain central to its differentiated acquisition strategy. We intend to primarily focus our target sourcing efforts on private companies that we believe would benefit from a public listing and partnership with our team and that otherwise cannot gain access to public capital in this current market environment. We believe that our management team’s background and prior successes could have a significant short- and long-term impact on target businesses and offer a compelling opportunity for targets seeking an alternative path to liquidity and value maximization.

With respect to the foregoing, past performance by our management, including their affiliates’ past performance, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Shareholders should not rely on the historical record of our management team or their affiliates as indicative of our future performance.

Initial Public Offering

On January 30, 2026, we consummated the initial public offering of 10,000,000 units at $10.00 per unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 175,000 private placement units to our Sponsor and 100,000 private placement units to Lucid Capital Markets, LLC and Chardan Capital Markets, LLC at a price of $10.00 per private placement unit, and we consummated the sale of 2,333,333 private placement warrants to our Sponsor at a price of $0.75 per private placement warrant, generating gross proceeds of $4,500,000 (the “Private Placement”). Each unit consists of one Class A ordinary share and one-quarter of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Subsequently, on February 12, 2026, in connection with the underwriters of the Company’s initial public offering partially exercising their option to purchase additional units, the Company completed the issuance and sale of 182,300 units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-quarter of one redeemable warrant (the “Option Units”), at a public offering price of $10.00 per Option Unit, generating gross proceeds of $1,823,000. Also on February 12, 2026, in connection with the sale of the Option Units, the Company consummated the private placement of 457 units to the Sponsor and 1,823 units to the underwriters at a price of $10.00 per Private Placement Unit, and the private placement of 6,060 warrants to the Sponsor at a price of $0.75 per Private Placement Warrant, generating gross proceeds of $27,345 (the “Option Private Placement”).

A total of $101,823,000 of the net proceeds from the initial public offering (including the Option Units) and the Private Placement, was placed in a trust account established for the benefit of the Company’s public shareholders, with Continental Stock Transfer & Trust Company acting as trustee. The funds in the trust account are invested in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act or in an interest-bearing demand deposit account.

Business Strategy

Our acquisition strategy is to identify an untapped opportunity and offer a public-ready business a facility through which to enter the public markets, accessing capital markets and advancing its priorities. We believe that our management team’s and directors’ experiences in evaluating assets through investing and company building will position us to source the highest quality targets. Our selection process will leverage the relationships of our management team with industry leaders, venture capitalists, private equity and hedge fund managers, respected peers, and our network of investment banking executives, attorneys, and accountants. Together with this network of trusted partners, we intend to capitalize the target business and create purposeful strategic initiatives in order to achieve attractive growth and performance targets. Upon completion of the initial public offering, our management began the process of locating, identifying, pursuing and reviewing potential target companies.

Investment Criteria

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we have identified the following criteria for evaluating potential target businesses. Although we may decide to enter into our initial business combination with a target business that does not meet the criteria described below, it is our intention to acquire companies that we believe:

●	are sector leaders in their product category or have the potential to be dominant competitors in their sectors;

●	have experienced management teams and corporate governance, reporting, and control systems ready to comply with the requirements of a public listing;

●	have technological or brand competitive advantage;

●	have underexploited growth opportunities which our team is positioned to help them achieve; and

●	will offer attractive return on investment for our shareholders.

Initial Business Combination

We are not presently engaged in, and will not engage in, any substantive commercial business for an indefinite period of time following the initial public offering. We intend to utilize cash derived from the proceeds of the initial public offering and the private securities, as well as our equity, debt or a combination of these, in effecting a business combination which has not yet been identified. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem all or a portion of their public shares, regardless of whether they vote for or against the proposed business combination, or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of permitted withdrawals, if any), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”). In that case, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association.

We have until 24 months from the closing of the initial public offering, or such earlier liquidation date as our board of directors may approve, to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account and net of permitted withdrawals, and up to $100,000 of interest to pay dissolution expenses, divided by the number of then issued and outstanding public shares, which redemption will completely extinguish the public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the pro rata redemption price to be approximately $10.00 per Class A ordinary share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure our public shareholders that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

Our initial business combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the trust account (excluding any deferred underwriting commissions and taxes payable on interest earned) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, our shareholders will be relying on the business judgment of our board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we may, in our sole discretion, obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. However, unless we consummate our initial business combination with an affiliated entity, our board of directors is not required to obtain an opinion from an independent investment banking firm or another independent entity that the price we are paying is fair to our shareholders from a financial point of view.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test, as described above.

Potential Additional Financing

We may obtain additional financing to complete our initial business combination, for example, because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity and equity-linked securities or the incurrence of indebtedness, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we may target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial offering and the sale of the private securities, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the initial public offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares or other equity interests in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination initially in the amount of $101,823,000, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds in our trust account, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third-party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third-party financing. Accordingly, our flexibility in structuring a business combination may be subject to constraints resulting from a need to finance such business combination.

Effecting the Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of the business combination for an indefinite period of time following the initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the private securities, our common and preferred equity (if any), new debt, or a combination of these, as the consideration to be paid in effecting a business combination which has not yet been identified. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

We have until 24 months from the closing of the initial public offering, or such earlier liquidation date as our board of directors may approve, to consummate an initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under the Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Sources of Target Businesses

While we have not yet identified any initial business combination candidates, we believe based on our management’s business knowledge and past experience that there are numerous business combination candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our registration statement and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is) other than as described herein. Our audit committee will review and approve all reimbursements and payments made to our Sponsor, officers, directors or our and their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors, director nominees or insiders. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that one or more target businesses have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Additionally, there is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses.

To the extent we effect our initial business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. The valuation of a financially unstable company or early stage company can be more complicated than the calculation of a mature, stable company, and any valuation we make on such a company would be based, in part, on its prospects and how successful we believe the business will be once the company matures or is stabilized. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operations;

●	growth potential;

●	brand recognition and potential;

●	return on equity or invested capital;

●	market capitalization or enterprise value;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business. The retention of our officers and directors following the completion of any business combination will not be a material consideration in our evaluation of a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

Limited Ability to Evaluate the Target Business’ Management Team

Although we scrutinize the management of a prospective target business for, among other things, their ability to manage a company with securities that are publicly traded, when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business. Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they abstain, vote for or against or vote at all with respect to the proposed business combination, or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of permitted withdrawals), in each case subject to the limitations described herein. We will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, provided, that we may also decide to seek shareholder approval for business or other reasons.

Under NYSE’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding;

●	any of our directors, officers or substantial shareholders (as defined by NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired and the present or potential issuance of ordinary shares could result in an increase in our outstanding ordinary shares or voting power of 5% or more;

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination, save if the business combination is structured as a statutory merger or consolidation with another company under the laws of the Cayman Islands which would require the approval of a special resolution.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the proposed transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us;

●	the expected cost of holding a shareholder vote;

●	the risk that our shareholders would fail to approve the initial business combination;

●	other time and budget constraints; and

●	potential additional legal complexities of an initial business combination that would be time-consuming and burdensome to present to shareholders.

Permitted purchases and other transactions with respect to our securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our Sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our Sponsor, directors, officers, advisors or any of their affiliates determine to undertake any such transactions, such transactions could have the effect of influencing the vote necessary to approve such transaction. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our Sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to reduce the number of public warrants outstanding or vote such public warrants on any matters submitted to the public warrant holders for approval in connection with our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests tendered by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their respective affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Additionally, in the event our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or vote against our initial business combination, all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of permitted withdrawals) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to public shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, placement shares and any public shares they may hold in connection with the completion of our initial business combination. However, our Sponsor, officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the completion window.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or vote against our initial business combination, all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we maintain a listing for our securities on NYSE American, we will be required to comply with the NYSE’s shareholder approval rules. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, being the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of a majority of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter. A quorum for such meeting will be present if the holders of at least one third of the issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. In such case, pursuant to the terms of a letter agreement entered into with us, our Sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and/or private placement shares held by them, and any public shares purchased during or after the initial public offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction), in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our Sponsor and its permitted transferees will own at least 25% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of a business combination.

Redemptions of our public shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from exercising redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering, without prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our Sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares, private placement shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquired public shares in the initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their share certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s Deposit/Withdrawal At Custodian (“DWAC”) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until up to 24 months from the closing of the initial public offering.

Liquidation if No Business Combination

Our amended and restated memorandum and articles of association provides that we have only up to 24 months from the closing of the initial public offering or until such earlier liquidation date as our board of directors may approve to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, liquidation and subsequent dissolution pursuant to the terms of our amended and restated memorandum and articles of association (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject (in the cases of (ii) and (iii) above) to our obligations under the Cayman Islands laws to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor, executive officers and directors have agreed pursuant to a written letter agreement with us that they will not propose any amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting, redeeming or selling their public shares to us in connection with a business combination in a manner that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete a business combination within 24 months from the closing of the initial public offering or with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of permitted withdrawals, divided by the number of then issued and outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.

We are required to use our reasonable best efforts to have all third parties and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account (net of permitted withdrawals) to our public shareholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our underwriters and auditor are the only third parties we are currently aware of that may not execute a waiver. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than ten (10) business days to effectuate such distribution. Our initial shareholders have waived their rights to participate in any liquidation distribution with respect to the founder shares and private placement shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of the initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public shareholders.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the shareholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our charter documents as described elsewhere herein. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account.

Our initial shareholders will not participate in any redemption distribution from our trust account with respect to their founder shares and private placement shares. Additionally, any loans made by our officers, directors, Sponsors or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot make any assurance of the amount we will be able to return to our public shareholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public shareholders promptly after the completion window ends, this may be viewed or interpreted as giving preference to our public shareholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Although we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase Class A ordinary shares held by our public shareholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants and unit purchase options, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure our shareholders that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have one executive officer, Paul Packer, who serves as our chief executive officer and chief financial officer. Mr. Packer is not obligated to devote any specific number of hours to our matters and intends to devote only as much time as he deems necessary to our affairs. The amount of time he devotes in any time period varies based on the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, he will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than he would prior to locating a suitable target business. We presently expect our executive officer to devote such amount of time as he reasonably believes is necessary for our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of his time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, Class A ordinary shares and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this report, contain financial statements audited and reported on by our independent registered public auditors.

In connection with the business combination, we will provide our shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026, as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 30, 2031, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. Our public shareholders should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and our public shareholders could lose all or part of their investment.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or the rules of NYSE or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval include asset acquisitions and share purchases, while transactions such as a statutory merger or consolidation with our company or transactions where we issue more than 20% of our outstanding shares would require shareholder approval. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. Except as required by law or NYSE rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and/or private placement shares held by them, as well as any public shares purchased during or after the initial public offering (aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction), in favor of our initial business combination. We expect that our Sponsor and its permitted transferees will own approximately 25% of our issued and outstanding ordinary shares at the time of any such shareholder vote. As a result, in addition to the founder shares held by our Sponsor and directors and the private placement shares held by our Sponsor and the underwriters, we would need only 3,255,461, or approximately 32.0%, of the 10,182,300 public shares sold in the initial public offering to be voted in favor of an ordinary resolution approving the transaction (assuming all outstanding shares are voted and the parties to the letter agreement do not acquire any public shares). Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, attend and vote their shares at a general meeting of the company, we will not need any public shares in addition to our founder shares and placement shares to be voted in favor of an initial business combination in order to approve an initial business combination. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Our shareholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.

At the time of public shareholders’ investment in us, they will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, our public shareholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions and the per-share value of shares held by non-redeeming shareholders may reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause our net worth or minimum cash to be less than required by the prospective target either immediately prior to or upon completion of our initial business combination, we may determine not to proceed with such redemption and the related business combination and may instead search for an alternate business combination, or we may raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the initial public offering, in order to, among other reasons, satisfy such net worth or minimum cash requirements. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of the initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that our public shareholders would have to wait for liquidation in order to redeem their shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, our public shareholders would not receive their pro rata portion of the funds in the trust account until we liquidate the trust account. If public shareholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, our public shareholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with their exercise of redemption rights until we liquidate or they are able to sell their shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the prescribed time frame. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

If the net proceeds of the initial public offering and the sale of the private securities not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of the initial public offering and the sale of the private securities, only approximately $2,250,000 is available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we will need to borrow funds from our Sponsor, members of our management team or any of their affiliates to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated memorandum and articles of association provide that we must complete our initial business combination within 24 months from the closing of the initial public offering or before such earlier liquidation date as our board of directors may approve. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, geopolitical instability emanating from the ongoing conflict between Russia and the Ukraine as well as tensions in the Middle East could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, geopolitical instability may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of permitted withdrawals, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless.

If we are unable to complete an initial business combination within the 24-month period, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 24 months. Amending our memorandum and articles of association will require a special resolution of our shareholders as a matter of Cayman Islands law and our amended and restated memorandum and articles of association. If we seek shareholder approval to extend the initial 24 month period, in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account, as described in greater detail in this Annual Report.

If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares or public warrants.

At any time prior to the general meeting to approve our initial business combination, during a period when they are not then aware of any material non-public information regarding the company or its securities, the Sponsor, directors, executive officers, advisors or any of their affiliates, may, in privately negotiated transactions or in the open market, (i) purchase shares from institutional and other investors who vote, or indicate an intention to vote, against the business combination, (ii) execute agreements to purchase such shares from institutional and other investors in the future, and/or (iii) enter into transactions with institutional and other investors to provide such persons with incentives to acquire Class A ordinary shares. Such an agreement may include a contractual acknowledgement that such shareholder, although still the record holder of such shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the Sponsor, directors, executive officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling public shareholders would be required to revoke their prior elections to redeem their shares. While the exact nature of any such incentives has not been determined as of the date of this Annual Report, they might include, without limitation, arrangements to protect such investors or holders against potential loss in value of their shares, including the granting of put options and the transfer of shares or the company’s warrants owned by the Sponsor for nominal value to such investors or holders. Any Class A ordinary shares acquired by the persons described above would not be voted in connection with the business combination.

The purpose of any such transaction could be to reduce the number of public shares or warrants outstanding or vote such shares or warrants on any matters submitted to the share or warrant holders for approval in connection with our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a certain amount of cash at the closing of our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Our public shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering and the sale of the private securities are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private securities, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least 24 months following the closing of the initial public offering, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 24 months following the closing of the initial public offering, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Our Sponsor may loan funds to us in such circumstances. However, our affiliates, including our Sponsor, are not obligated to make additional loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least the 24 months following the closing of the initial public offering; however, we cannot assure our public shareholders that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause our public shareholders to lose some or all of their investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure our public shareholders that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination or certain amendments to our amended and restated memorandum and articles of association, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

The Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believe that the Sponsor’s only assets are securities of our company. The Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked the Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and our public shareholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of the Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and the Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties under Cayman Islands law, may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions and are invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 24 months from the closing of the initial public offering) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. Our cash held in non-interest bearing and interest-bearing accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We are not required to obtain an opinion from an independent entity that commonly renders valuation opinions, and consequently, our public shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent entity that commonly renders valuation opinions that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. However, if our board of directors is unable to determine the fair value of an entity with which we seek to complete an initial business combination based on such standards, we will be required to obtain an opinion as described above.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”), or international financing reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause our underwriters to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with such underwriter or its respective affiliates and no fees or other compensation for such services will be paid to such underwriter or its respective affiliates prior to the date that is 60 days from the effective date of our registration statement, unless such payment would not be deemed underwriters’ compensation in connection with the initial public offering. The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Investors may not have sufficient time to comply with the delivery requirements for redemption.

Pursuant to our amended and restated memorandum and articles of association, we are required to give a minimum of only five clear days’ notice for each general meeting. As a result, if we require public shareholders who wish to redeem their public shares into the right to receive a pro rata portion of the funds in the trust account to comply with specific delivery requirements for redemption, holders may not have sufficient time to receive the notice and deliver their shares for redemption. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure our public shareholders that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. Amending our amended and restated memorandum and articles of association requires a special resolution of our shareholders as a matter of Cayman Islands law. We cannot assure our public shareholders that we will not seek to amend our amended and restated memorandum and articles of association or other governing instruments or extend the time in which we have to consummate a business combination in order to effectuate our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value. The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of a special resolution under Cayman Islands law and our amended and restated memorandum and articles of association (and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended in accordance with the terms of the trust agreement). It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination and amendments relating to the company’s continuation in a jurisdiction outside the Cayman Islands prior to our business combination, which would require the approval of a majority of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter) related to pre-initial business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by a special resolution under Cayman Islands law and our amended and restated memorandum and articles of association, vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended in accordance with the terms of the trust agreement. Our initial holders and holders of placement shares may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which our public shareholders do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the initial public offering and the sale of the private securities will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the private securities prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure our public shareholders that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation or prevailing interest rates; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Holders of Class A ordinary shares will not be entitled to vote on any appointment or removal of directors we hold prior to our initial business combination unless there are no longer any Class B ordinary shares outstanding.

Prior to our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment and removal of directors. Holders of our public shares will not be entitled to vote on the appointment or removal of directors during such time unless there are no longer any Class B ordinary shares outstanding. In addition, prior to our initial business combination, holders of a majority of our Class B ordinary shares may remove a member of the board of directors (the “Board”) for any reason. Accordingly, as holders of our Class A ordinary shares, our public shareholders will not have any say in the management of our company prior to the consummation of an initial business combination.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, our public shareholders will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our public shareholders that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure our public shareholders that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the private securities, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the gross proceeds from the initial public offering and the sale of the private securities, $101,823,000 is available to complete our business combination and pay related fees and expenses (which includes $3,563,805 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may partner, submit a joint bid or enter into a similar transaction with holders of founder shares or an affiliate in connection with our pursuit of, or in connection with, a business combination.

We are not prohibited from partnering, submitting a joint bid or entering into any similar transaction with holders of founder shares or their affiliates in our pursuit of a business combination. Although we currently have no plans to do so, we could pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and the transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with any holder of founder shares or its affiliates, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction, conflicts could invariably arise from the interest of the holder of founder shares or its affiliate in maximizing its returns, which may be at odds with the strategy of the post-business combination company or not in the best interests of the public shareholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of our public shareholders’ investment, whether before or after our initial business combination.

Risks Relating to Our Sponsor and Management Team

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure our public shareholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure our public shareholders that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, our sole business activity has been to search for and seek to consummate a business combination. However, we and third parties who provide services to us may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or established processes of our own for this purpose. The Board and the audit committee are responsible to oversee risk and are generally responsible for the oversight of risks from cybersecurity threats. Our management anticipates that it will promptly report to the Board and the audit committee any known cybersecurity incidents impacting us and provide updates on management’s incident response plan for addressing and mitigating any risks associated with such an incident. It is possible that the occurrence of any cybersecurity incidents, or a combination of incidents, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data and could have a material adverse effect on our business, financial condition or reputation. We have not encountered any cybersecurity incidents since our initial public offering.

Item 2. Property

We currently maintain our executive offices at 7100 W. Camino Real, Suite 302-48, Boca Raton, FL 33433. The cost for our use of this space is included in the $20,000 per month fee we pay to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our public units, Class A ordinary shares and public warrants are each traded on NYSE American under the symbols “UACU,” “UAC” and “UACW,” respectively. Our units commenced public trading on January 29, 2026. Our Class A ordinary shares and public warrants began separate trading on February 18, 2026.

Holders

As of March 25, 2026, there were four holders of record of our units, one holder of record of our Class A ordinary shares, five holders of our Class B ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. There is no certainty we will be in a position to, or decide to, pay cash dividends after completing any business combination. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On October 24, 2025, our Sponsor paid $25,000 to cover certain expenses on our behalf in exchange for the issuance of 2,875,000 founder shares, or approximately $0.009 per share. In November 2025, we effected a share dividend of approximately 0.33 shares for each Class B ordinary share outstanding. Prior to the initial public offering, our Sponsor transferred 25,000 of our founders shares to each of our four independent directors at the same per-share purchase price that our Sponsor paid.

Simultaneously with the closing of the initial public offering, we consummated the private placement of 175,000 private placement units to our Sponsor and 100,000 units to Lucid Capital Markets, LLC and Chardan Capital Markets, LLC (collectively, the “Private Placement Units”), at a price of $10.00 per unit, and the Company consummated the private placement of 2,333,333 warrants to the Sponsor (the “Private Placement Warrants”) at a price of $0.75 per private placement warrant, generating gross proceeds of $4,500,000. On February 12, 2026, in connection with the underwriters of our initial public offering partially exercising their option to purchase additional units, we consummated the private placement of 457 units to our Sponsor and 1,823 units to the underwriters at a price of $10.00 per private placement unit, and the private placement of 6,060 warrants to the Sponsor at a price of $0.75 per private placement warrant, generating gross proceeds of $27,345. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

No underwriting discounts or commissions were paid with respect to such sales. The issuance of the securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On January 30, 2026, we consummated the initial public offering of 10,000,000 units, at $10.00 per unit, generating gross proceeds of $100,000,000. On February 12, 2026, as a result of the underwriters’ partially exercising their option to purchase additional units, we completed the issuance and sale of an additional 182,300 units, at $10.00 per unit, generating gross proceeds of $1,823,000. Lucid Capital Markets, LLC and Chardan Capital Markets, LLC acted as lead bookrunners of the initial public offering. The securities sold in the offering were registered under the Securities Act on registration on Form S-1 (No. 333-291904). The SEC declared the registration statement effective on January 28, 2026.

Of the gross proceeds received from our initial public offering (including the additional units sold as a result of the partial exercise by the underwriters of their over-allotment option) and the private placement, a total of $101,823,000 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We incurred transaction costs amounting to $5,627,730 consisting of $1,527,345 of upfront discount to the underwriters, $3,563,805 of deferred underwriting fees and $536,580 of other offering costs.

There has been no material change in the planned use of proceeds from such use as described in the Company’s registration statement on Form S-1 (File No. 333-291904), dated January 23, 2026, which was declared effective by the SEC on January 28, 2026.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report.

Overview

We are a blank check company incorporated in the Cayman Islands on October 22, 2025 formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 22, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the initial public offering, described below, and subsequent to the closing of the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest and/or dividend income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from October 22, 2025 (inception) through December 31, 2025, we had a net loss $395,502, which consisted of formation, general, and administrative costs of $49,502 and share-based compensation expense of $346,000.

Liquidity, Capital Resources and Going Concern

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of December 31, 2025, we had cash of $1,960 and working capital deficit of $354,610.

Subsequent to the annual period covered by this Annual Report on Form 10-K, on January 30, 2026, we consummated the initial public offering of 10,000,000 units, at $10.00 per unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of an aggregate of 275,000 private placement units, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $2,750,000. Of those 275,000 private placement units, the Sponsor purchased 175,000 private placement units, and the underwriters purchased 100,000 private placement units. In addition, we consummated the sale of an aggregate of 2,333,333 private placement warrants, at a price of $0.75 per private placement warrant, $1,750,000 in the aggregate, to the Sponsor.

We incurred total transaction costs of $5,536,580, consisting of $1,500,000 of cash underwriting fees, $3,500,000 of deferred underwriting fees, and $536,580 of other offering costs.

On February 12, 2026, we consummated the closing of an additional 182,300 units sold pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $1,823,000. On February 12, 2026, simultaneously with the sale of the additional units, we consummated the private sale of an additional 2,280 private placement units to the Sponsor and underwriters generating gross proceeds of $22,800. Of those 2,280 private placement units, the Sponsor purchased 457 private placement units while the underwriters purchased 1,823 private placement units. In addition, we also consummated the private sale of an additional 6,060 private placement warrants to the Sponsor generating gross proceeds of $4,545.

We incurred additional transaction costs totaling to $91,150, consisting of $27,345 of cash underwriting fees and $63,805 of deferred underwriting fees.

As of February 12, 2026, a total of $101,823,000 of the net proceeds from the initial public offering (including the additional units sold as the result of the partial exercise by the underwriters of their over-allotment option) and the sale of the private placement units and private placement warrants were placed in the trust account.

For the period from October 22, 2025 (inception) through December 31, 2025, net cash used in operating activities was $26,040. Net loss of $395,502 was affected by payment of formation, general, and administrative costs through promissory note – related party of $11,462, share-based compensation expense of $346,000, and changes in accrued expenses of $12,000.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company up to $1,500,000. If we complete a business combination, we would repay the working capital loans. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the working capital loans but no proceeds from the trust account would be used to repay the working capital loans. The working capital loans are convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor, or affiliates of the Sponsor, a monthly fee of $20,000 for office space, utilities and secretarial and administrative services. Upon completion of the initial business combination or liquidation, we will cease paying these monthly fees.

The underwriters had a 45-day option from the date of the initial public offering to purchase up to an additional 1,500,000 units to cover over-allotments, if any. On February 12, 2026, the underwriters elected to partially exercise their over-allotment option to purchase an additional 182,300 units at a price of $10.00 per unit. On March 14, 2026, the remaining portion of the underwriters’ over-allotment option expired.

The underwriters were entitled to a cash underwriting discount of $1,500,000 (1.50% of the gross proceeds of the Units sold in the initial public offering) paid at the closing of the initial public offering. The underwriters were entitled to a cash underwriting discount of $0.15 per additional Unit or $27,345 in aggregate, paid on February 12, 2026.

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the initial public offering held in the trust account, $3,500,000 in the aggregate, due upon the completion of the Company’s initial business combination subject to the terms of the underwriting agreement. The underwriters are also entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the sale of additional units held in the trust account, $63,805 in the aggregate, due upon the completion of the Company’s initial business combination subject to the terms of the underwriting agreement.

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See Note 2 “Summary of Significant Accounting Policies” of our financial statements and notes thereto included in this Annual Report under Item 8. “Financial Statements and Supplementary Data” for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the financial statements and notes thereto included in this Annual Report under Item 8. “Financial Statements and Supplementary Data” in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included in this Annual Report under Item 8. “Financial Statements and Supplementary Data” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Deferred Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the initial public offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate initial public offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating initial public offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. On January 30, 2026, upon completion of the initial public offering, and on February 12, 2026 upon the sale of the additional Units as a result of the underwriters’ partial exercise of their over-allotment option, offering costs allocated to the Public Shares subject to possible redemption are charged to temporary equity and offering costs allocated to the Public Warrants, Private Placement Units, and Private Placement Warrants are charged to shareholders’ deficit as Public and Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a business combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on October 22, 2025, the date of its inception.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-15 comprising a portion of this Annual Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report, our directors and officers are as follows:

NAME	AGE	POSITION
Paul Packer	54	Chairman, Chief Executive Officer and Chief Financial Officer
John Horne	59	Director
Timothy Hasara	62	Director
Thomas Hicks Jr.	48	Director
Johnny DeStefano	46	Director

The experience of our directors and executive officers is as follows:

Paul Packer has served as our Chief Executive Officer, Chief Financial Officer and Chairman of our board of directors since October 2025. Since 2001, Mr. Packer has served as the Managing Member of Globis Capital Advisors LLC, an investment advisory firm he founded. From October 2017 until January 2022, Mr. Packer served as Chairman of The United States Commission for the Preservation of America’s Heritage Abroad, a position to which he was first appointed by President Donald J. Trump. From June 2022 until February 2026, he served on the board of directors of Forafric Global Plc (NASDAQ: AFRI), an integrated global business involved in the purchase, storage, transport, processing and sale of agricultural commodities and related products. Since April 2020, he has served on the board of directors of Zedge, Inc. (NYSE AMERICAN: ZDGE), a provider of content distribution platforms. Since 2016, Mr. Packer has served as a director of Elementor Ltd., a privately held company that offers an intuitive, front-end site builder for WordPress. Previously, he served on the board of directors of Wakingapp Ltd., an augmented reality technology company, until its sale to Scope AR and on the board of directors of Penguin Digital, Inc., a mobile application developer, until its acquisition by Shutterfly Inc. Mr. Packer received a B.A. from Yeshiva University.

John Horne has served on our board since the closing of our initial public offering. Mr. Horne is an entrepreneur and venture capitalist. Over the past 25 years, Mr. Horne has had a diverse career in both the private and public sectors, including recently serving as both Deputy Assistant to President Donald J. Trump and Deputy Chief of Staff to Vice President Michael R. Pence from May 2018 to October 2019. From September 2019 until January 2022, Mr. Horne served as a member of The United States Commission for the Preservation of America’s Heritage Abroad, a position to which he was first appointed by President Donald J. Trump. Mr. Horne is also the founder and President of multiple successful private companies, and has served as President of Zurmos, Inc., a consulting company which focuses on providing U.S. and international companies with strategic international market sector analyses, strategic expansion plans, risk and political stability assessments and international government affairs plans, since founding the company in December 2006. Mr. Horne has significant political experience, including serving as a Member of the Executive Roundtable of the Republican Governors Association since its inception in 2009, serving as a Senior Advisor to Governor Mike Huckabee during the 2008 Presidential campaign and working with the Trump Presidential Finance and Transition and Inaugural Committees. He has also served as a Senior Advisor to Secretary of Commerce Don Evans and was appointed by President George W. Bush to serve as the Executive Director of Export Assistance and Business Outreach for the International Trade Administration. Mr. Horne holds an MBA degree from the University of Arkansas, a Finance degree from the University of Tulsa, and studied International Business at the University of Salzburg, Austria.

Timothy Hasara has served on our board since the closing of our initial public offering. Since June 2021, Mr. Hasara has served as Founder and Managing Partner of Sinnet Capital Management, a microcap value investment fund. Between 1994 and June 2021, Mr. Hasara managed an institutional microcap fund with more than $1 billion in assets under management at Kennedy Capital Management. Mr. Hasara has a B.A. in Business Administration from the University of Notre Dame and a Master’s Degree in Management from Johns Hopkins University.

Thomas Hicks Jr. has served on our board since the closing of our initial public offering. Since 2023, Mr. Hicks has served as Chairman and Chief Executive Officer of 90 Degree North Holdings LLC, an investment and advisory firm. In April 2019, he co-founded and has since served on the board of directors of Sempre, Inc., a global provider of resilient networks for critical infrastructure. In May 2023, he co-founded and has since served on the board of directors of SpaceBilt, Inc., a leading innovator in dual use logistics for the space economy. Since July 2024, he has also served as a partner and member of the advisory board of ENTRA1 Capital Holdings, an American global energy production company. He served two terms as Co-Chairman of the Republican National Committee from February 2019 until January 2023, and in February 2025 he was appointed by President Donald J. Trump to serve on the President’s Intelligence Advisory Board. Previously, Mr. Hicks was a partner of Hicks Holdings LLC, a family investment firm, focusing on equity investments in media, technology, consumer brands, manufacturing and energy. Prior to that, he was an analyst at Greenhill & Co, LLC, a New York-based advisory and investment firm. He previously served on the boards of Drilling Tools International, Resolute Energy Corporation, Carol’s Daughter Holdings, Berkshire Resources LLC, Standard Industrial Manufacturing Partners LTD, and Sight Sciences, Inc. Mr. Hicks was on the national board of the American Enterprise Institute’s Enterprise Club and was a founding member for its Dallas chapter and served as Chapter Chair of Young Presidents Organization’s Dallas Chapter. Prior to that, Mr. Hicks was Chairman of Big Brothers Big Sisters of North Texas Campaign for Children in Crisis, successfully raising more than $35 million to support mentoring for children in Dallas Fort Worth. Mr. Hicks also served on the board of Big Brothers Big Sisters of North Texas and the board of the SM Wright Foundation, organized to engage with the citizens in the Fair Park area of Dallas. Mr. Hicks, a former Golden Gloves boxer, graduated from the University of Texas at Austin.

Johnny DeStefano has served on our board since the closing of our initial public offering. Since May 2019, Mr. DeStefano serves as a President and Founder of Utility Strategic Advisors, where he helps a diverse set of clients navigate an increasingly complex Washington. Between January 2017 and May 2019, Mr. DeStefano served in the Trump Administration, first as Assistant to the President and Director of Presidential Personnel (PPO), and later as an Assistant to the President and Counselor to the President. In addition to PPO, as Counselor to the President, Mr. DeStefano oversaw the Offices of Intergovernmental Affairs, Public Liaison, and Political Affairs. Prior to the White House, Mr. DeStefano was President and Chief Executive Officer of Data Trust, a right of center voter file and political data company. Mr. DeStefano helped grow Data Trust to become the premier data organization on the right, providing the foundational data that powered President Trump’s historic 2016 victory and Republican majorities in both the House and Senate. In addition, between January 2011 and July 2013, Mr. DeStefano served as a Senior Advisor to House Speaker John Boehner and held leadership roles between January 2007 and January 2011 at the National Republican Congressional Committee and the House Republican Conference. In 2006, Mr. DeStefano managed the campaign of then House Conference Chair Deborah Pryce. Mr. DeStefano has served on the board of the National Park Foundation since January 2019 and served on the board of the Fulbright Scholarship Program between June 2019 and September 2021 as an appointee of the President. He has a B.A. from Saint Louis University.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer has been involved in the last 10 years that are material to an evaluation of the ability or integrity of any director or officer.

Number, Terms of Office and Election of Executive Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of John Horne, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Johnny DeStefano and Thomas Hicks Jr., will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Paul Packer and Timothy Hasara, will expire at our third annual general meeting.

We may not hold an annual general meeting until after we consummate our initial business combination. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on NYSE American. Further, as a Cayman Islands exempted company, there is no requirement under the Companies Act for us to hold an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination. Holders of our founder shares have the right to elect all of our directors or remove any one of them for any reason prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by a majority of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of our ordinary shares voting at the applicable general meeting.

Our executive officers are elected by our board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors and the holders of our Class B ordinary shares are authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website at www.unitedacqcorp1.com.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Hasara, Hicks and Horne currently serve as members of our audit committee. Mr. Horne serves as the chairperson of the audit committee. Under NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Hasara, Hicks and Horne are independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Hasara qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting the board of directors in the oversight of (1) the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company, (2) the preparation and integrity of the financial statements of the Company, (3) the compliance by the Company with financial statement and regulatory requirements, (4) the performance of the Company’s internal finance and accounting personnel and its independent registered public accounting firms, and (5) the qualifications and independence of the Company’s independent registered public accounting firms;

●	reviewing with each of the internal and independent registered public accounting firms the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation;

●	reviewing and discussing with management and internal auditors the Company’s system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;

●	reviewing and discussing with management, internal auditors and the independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;

●	receiving and reviewing reports of the independent registered public accounting firm and discussing (1) all critical accounting policies and practices to be used in the firm’s audit of the Company’s financial statements, (2) all alternative treatments of financial information within U.S. GAAP that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and (3) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;

●	reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company prior to the filing of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

●	reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in, earnings press releases and earnings guidance provided to analysts and rating agencies;

●	discussing with management and the independent registered public accounting firm any changes in the Company’s critical accounting principles and the effects of alternative U.S. GAAP methods, off-balance sheet structures and regulatory and accounting initiatives;

●	reviewing material pending legal proceedings involving the Company and other contingent liabilities;

●	meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;

●	reviewing and approving all transactions between the Company and related parties or affiliates of the officers of the Company requiring disclosure under Item 404 of Regulation S-K prior to the Company entering into such transactions;

●	establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;

●	reviewing periodically with the Company’s management, independent registered public accounting firm and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the Company’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities; and

●	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Hicks, DeStefano and Horne currently serve as members of our compensation committee. Mr. Hicks serves as the chairperson of the compensation committee. Our board of directors has determined that each of Messrs. Hicks, DeStefano and Horne are independent.

We have adopted a compensation committee charter, which details the purpose and principal functions of the compensation committee, including:

●	reviewing the performance of the Chief Executive Officer and executive management;

●	assisting the board of directors in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);

●	reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluating the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and setting the Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and the company philosophy;
●	approving the salaries, bonus and other compensation for all executive officers;

●	reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;

●	reviewing and discussing with the board of directors and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;

●	reviewing and making recommendations concerning executive compensation policies and plans;

●	reviewing and recommending to the board of directors the adoption of or changes to the compensation of the Company’s directors;

●	reviewing and approving the awards made under any executive officer bonus plan, and providing an appropriate report to the board of directors;

●	reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the board of directors, acting as the “Plan Administrator” for equity-based and employee benefit plans;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;

●	reviewing periodic reports from management on matters relating to the Company’s personnel appointments and practices;

●	assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;

●	issuing an annual Report of the Compensation Committee on Executive Compensation for the Company’s annual proxy statement in compliance with applicable SEC rules and regulations;

●	annually evaluating the committee’s performance and the committee’s charter and recommending to the board of directors any proposed changes to the charter or the committee; and

●	undertaking all further actions and discharge all further responsibilities imposed upon the compensation committee from time to time by the board of directors, the federal securities laws or the rules and regulations of the SEC.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. Messrs. DeStefano, Hasara and Hicks currently serve as members of our nominating and corporate governance committee. Mr. DeStefano serves as the chairperson of the nominating and corporate governance committee. Under NYSE listing standards and applicable SEC rules, all members of the nominating and corporate governance committee must be independent. Our board of directors has determined that each of Messrs. DeStefano, Hasara and Hicks are independent.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibility of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the shareholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares do not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws (our “Code of Ethics”). A copy of our Code of Ethics is available on our website at www.unitedacqcorp1.com. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or NYSE rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Insider Trading Policy

On January 28, 2026, we adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE listing rules (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached as Exhibit 19 to this Annual Report and is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at shareholder meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other unless such opportunity is expressly offered to such director or officer in their capacity as a director or officer of the company and the opportunity is one the company is legally and contractually permitted to undertake and would otherwise be reasonable for the company to pursue or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Paul Packer	Globis Capital Advisors, LLC (and affiliated entities)	Investment Advisory	Founder and Managing Member
	Zedge, Inc.	Digital Media	Director
	Elementor Ltd.	Software	Director
	United Acquisition Corp. II	Special Purpose Acquisition Company	Chief Executive Officer, Chief Financial Officer and Chairman
John Horne	Zurmos, Inc.	Software	Founder and President
Timothy Hasara	Sinnet Capital Management	Asset Management	Founder and Managing Partner
Thomas Hicks Jr.	90 Degree North Holdings LLC	Investment Holding Company	Founder, Chairman and Chief Executive Officer
	Sempre, Inc.	Telecommunication	Co-Founder and Director
	SpaceBilt, Inc.	Aerospace	Co-Founder and Director
Johnny DeStefano	Utility Strategic Advisors	Consulting	Founder and President
	National Park Foundation	Nonprofit	Director
	M1 Solutions, LLC	Consulting	Partner

Shareholders should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Further, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

●	Our Sponsor subscribed for founder shares prior to the initial public offering and purchased private placement units and private placement warrants in a transaction that closed simultaneously with the closing of the initial public offering. Our Sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares included in any private placement units and public shares in connection with (i) the completion of our initial business combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our Sponsor and each member of our management team have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and their private placement units if we fail to complete our initial business combination within the required time period. Except as described herein, our Sponsor and our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) 180 days after the completion of our initial business combination and (B) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement units and private placement warrants (and any private placement share or private placement warrant included in such private placement units) will not be transferable until 30 days following the completion of our initial business combination. Except as described herein, our Sponsor, directors and officers also agreed not to transfer any of their securities until 180 days following the date of this Annual Report. Because each of our executive officers and directors own ordinary shares and/or private placement units (including their underlying securities) directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we do not complete our initial business combination within the completion window, the founder shares, private placement units and private placement warrants held by our Sponsor may lose most of their value, except to the extent that the founder shares or the Class A ordinary shares included in the private placement units receive liquidating distributions from assets outside the trust account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Similarly, additional conflicts of interests may arise and incentives may be created to select an acquisition target that subsequently declines in value and is unprofitable for public shareholders instead of not consummating a business combination if (i) after the redemption of public shareholders no assets are available outside of the trust account to repay any loans extended to us by our Sponsor, affiliates of our Sponsor or our officers and directors and to reimburse our Sponsor and others for any out-of-pocket expenses incurred in connection with identifying, investigating and completing an initial business combination or (ii) not consummating a business combination within the allotted time may require service providers to forfeit their fees.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers, directors or advisors (or their respective affiliates or related entities). In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers, advisors or directors, we, or a committee of independent directors, will obtain an opinion from an independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

We cannot assure our public shareholders that any of the above-mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our Sponsor and each member of our management team have agreed to vote their founder shares, private placement shares included in any private placement units and public shares purchased during or after the initial public offering in favor of our initial business combination (except with respect to any such public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto).

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. We pay our Sponsor up to $20,000 per month for office space, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to our board of directors for determination, either by a committee constituted solely of independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us as of March 30, 2026, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our officers and directors that beneficially owns our ordinary shares; and

●	all our officers and directors as a group.

In the table below, percentage ownership is based on 13,853,680 shares of our ordinary shares, consisting of (i) 10,459,580 Class A ordinary shares and (ii) 3,394,100 Class B ordinary shares, issued and outstanding as of March 30, 2026. On all matters to be voted upon, except for the election of directors of the board, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Class B Ordinary Shares		Class A Ordinary Shares		Approximate Percentage
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Total Outstanding Ordinary Shares
United Acquisition SPAC LLC(3)	3,294,100	97.1%	175,457	1.7%	25.0%
Paul Packer(3)	3,294,100	97.1%	175,457	1.7%	25.0%
John Horne	25,000	*	-	-	*
Timothy Hasara(4)	25,000	*	-	-	*
Thomas Hicks Jr.	25,000	*	-	-	*
Johnny DeStefano	25,000	*	-	-	*
All officers and directors as a group (five individuals)	3,394,100	100%	175,457	1.7%	25.8%
Other 5% Shareholders
MM Asset Management Inc.(5)	-	-	1,050,000	10.0%	7.6%
Harraden Circle Investments, LLC(6)	-	-	1,000,000	9.6%	7.2%
RP Investment Advisors LP(7)	-	-	925,000	8.8%	6.7%

*	less than 1%

(1)	Unless otherwise noted, the principal business address of the following entities or individuals is c/o United Acquisition Corp. I, 7100 W. Camino Real, Suite 302-48, Boca Raton, Florida 33433.

(2)	Interests shown consist of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	United Acquisition SPAC LLC is the record holder of the shares reported herein. Paul Packer, our Chairman, Chief Executive Officer and Chief Financial Officer, is the sole managing member of United Acquisition SPAC LLC, our Sponsor. Accordingly, all shares held by our Sponsor may be deemed to be beneficially owned by Mr. Packer. Mr. Packer disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(4)	Does not include any shares indirectly owned by this individual as a result of his direct or indirect ownership interest in our Sponsor.

(5)	According to a Schedule 13G filed with the SEC on February 5, 2026, by MMCAP International Inc. SPC and MM Asset Management Inc. The principal address of MMCAP International Inc. SPC is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman KY1-1108, Cayman Islands. The principal address of MM Asset Management Inc. is 161 Bay Street, TD Canada Trust Tower, Suite 2240, Toronto, Ontario M5J 2S1, Canada.

(6)	According to a Schedule 13G filed with the SEC on February 5, 2026, by Harraden Circle Investments, LLC (“Harraden Adviser”), Harraden Circle Investors GP, LP (“Harraden GP”), Harraden Circle Investors GP, LLC (“Harraden LLC”), Frederick V. Fortmiller, Jr. and each of Harraden Circle Investors, LP, Harraden Circle Special Opportunities, LP, Harraden Circle Strategic Investments, LP, Harraden Circle Concentrated, LP (collectively, the “Harraden Funds”). The reported shares are directly beneficially owned by the Harraden Funds. Harraden GP is the general partner of each of the Harraden Funds, and Harraden LLC is the general partner Harraden GP. Harraden Adviser serves as investment manager to each of the Harraden Funds. Mr. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the reported shares. The principal business address of each reporting person is 885 Third Avenue, Suite 2600B, New York, New York 10022.

(7)	According to a Schedule 13G filed with the SEC on February 20, 2026, by RP Investment Advisors LP and each of RP Select Opportunities Master Fund Ltd., RP Debt Opportunities Fund Ltd., RP Alternative Global Bond Fund and RP Alternative Credit Opportunities Fund (collectively, the “RP Funds”). The reported shares are directly beneficially owned by the RP Funds. RP Investment Advisors LP is the investment advisor of, and may be deemed to beneficially own the securities owned by, the Funds. The principal business address of each reporting person is 39 Hazelton Avenue, Toronto, Ontario M5R 2E3, Canada.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 24, 2025, our Sponsor purchased 2,875,000 Class B ordinary shares from us for an aggregate purchase price of $25,000, or approximately $0.009 per share. We subsequently effected a share dividend of approximately 0.33 shares for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 3,833,333 founder shares. Prior to the initial public offering, our Sponsor transferred 25,000 founder shares to each of our independent directors, in each case at the same per-share purchase price paid by our Sponsor. As of March 16, 2026, the underwriters elected to only partially exercise the over-allotment option and the option expired, and 439,233 founder shares were cancelled, resulting in the Sponsor holding an aggregate of 3,294,100 founder shares. The number of founder shares and the forfeiture mechanism underlying the founder shares was determined in order to ensure that such founder shares would represent 25% of the outstanding ordinary shares upon completion of the initial public offering (not including the Class A ordinary shares underlying the private placement units). The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our Sponsor purchased an aggregate 175,457 private placement units for a purchase price of $10.00 per unit, including 175,000 units purchased in a private placement that occurred simultaneously with the closing of the initial public offering and an additional 457 units purchased in a private placement that occurred simultaneously with the underwriters’ partial exercise of their over-allotment option. Our Sponsor also purchased an aggregate 2,339,393 private placement warrants for a purchase price of $0.75 per warrant, including 2,333,333 warrants purchased in a private placement that occurred simultaneously with the closing of the initial public offering and an additional 6,060 warrants purchased in a private placement that occurred simultaneously with the underwriters’ partial exercise of their over-allotment option. The private placement warrants will become exercisable on the later of the consummation of our initial business combination and January 30, 2027. The private placement units and private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, subject to certain limited exceptions. The Private Placement Warrants will be non-redeemable and exercisable for cash or on a “cashless basis.” The private placement units and the private placement warrants, as well as their underlying securities, may not, subject to certain limited exceptions, be transferred, assigned or sold by their respective holders until 30 days after the completion of the business combination.

If any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on January 28, 2026, we reimburse an affiliate of our Sponsor in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our Sponsor, officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our board of directors may also approve the payment of advisory fees to directors in connection with such activities, including board committee service and extraordinary administrative and analytical services. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On October 24, 2025, our Sponsor agreed to loan us up to $300,000 to cover expenses related to our initial public offering pursuant to a promissory note, which was amended and restated on November 26, 2025, to increase the principal amount to $500,000. Such loans and advances were non-interest bearing and payable on the earlier of April 23, 2026 or the completion of our initial public offering. On January 30, 2026, the outstanding balance under the promissory note was $97,670.74, the entirety of which was repaid upon the consummation of our initial public offering. As of December 31, 2025, there was no outstanding balance on the promissory note and borrowings under the promissory note were no longer available.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into additional units of the post-business combination entity at a price of $10.00 per unit at the option of the lender, which could result in a material dilution to the public shareholders’ equity interests. The units would be identical to the private placement units. Except as set forth above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to our board of directors for determination, either by a committee constituted solely of independent directors or by a majority of the independent directors on our board of directors.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of our (i) founder shares, (ii) private placement units (including any units issued upon conversion of working capital loans) and (iii) private placement warrants (and all underlying securities) are entitled to registration rights pursuant to the Registration Rights Agreement, dated January 28, 2026, among such holders and the company, requiring us to register such securities for resale. The holders of a majority of these securities are entitled to make up to three demands that we register such securities and may elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our Sponsor, directors and officers have also entered into a letter agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our business combination within the completion window. However, if they acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our business combination within the completion window.

Additionally, pursuant to the Insider Letter Agreement, dated January 28, 2026, among the company, its directors and officers and our Sponsor, the company’s directors, officers and our Sponsor will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption of 100% of our public shares if we do not complete our initial business combination with the completion window, or (ii) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which shall be net of permitted withdrawals), divided by the number of then outstanding public shares.

Policy for Approval of Related Party Transactions

We have adopted a Related Party Transactions Policy, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K. Under the Related Party Transactions Policy, proposed related party transactions must be reported to our Chief Executive Officer for evaluation, who shall report the transaction to the audit committee for its approval as necessary. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, and that director is required to provide the audit committee with all material information concerning the transaction. The committee will approve the related party transaction only if it determines in good faith that, under all of the circumstances, the transaction is in the best interests of the Company and its shareholders. The committee, in its sole discretion, may impose such conditions as it deems appropriate on the Company or the related party in connection with the approval of the related party transaction.

Director Independence

NYSE requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Horne, Hasara, Hicks and DeStefano are “independent directors” as defined in NYSE’s listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, audit of the financial information included in our initial registration and other required filings with the SEC for the period from October 22, 2025 (inception) through December 31, 2025 totaled approximately $104,225. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the period from October 22, 2025 (inception) through December 31, 2025.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for tax services, planning or advice for the period from October 22, 2025 (inception) through December 31, 2025.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum for any other services for the period from October 22, 2025 (inception) through December 31, 2025.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules: None.

(3) Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement dated as of January 28, 2026 between Continental Stock Transfer & Trust Company and the Registrant.(1)
4.5*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended.
10.1	Private Placement Securities Purchase Agreement, dated January 28, 2026, by and between the Registrant and the Sponsor.(1)
10.2	Investment Management Trust Agreement, dated January 28, 2026, by and between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.3	Registration Rights Agreement, dated January 28, 2026, by and among the Registrant, the Sponsor and certain other security holders named therein.(1)
10.4	Insider Letter Agreement, dated January 28, 2026, by and among the Registrant, the Sponsor and the Registrant’s officers and directors.(1)
10.5	Administrative Services Agreement, dated January 28, 2026, by and between the Registrant and Globis Capital Management, LP.(1)
10.6	Form of Indemnity Agreement.(2)
10.7	Underwriting Agreement, dated January 28, 2026, by and between the Registrant and Lucid Capital Markets, LLC, as representative of the underwriters named therein.(1)
10.8	Private Placement Unit Purchase Agreement, dated January 28, 2026, by and between the Registrant and Lucid Capital Markets, LLC and Chardan Capital Markets, LLC.(1)
10.9	Securities Purchase Agreement, dated October 24, 2025, by and between the Registrant and the Sponsor.(2)
19*	Insider Trading Policy.
31.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy.(2)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2026.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 2, 2025.

Item 16. Form 10-K Summary

Not applicable.

UNITED ACQUISITION CORP. I

INDEX TO FINANCIAL STATEMENTS

F.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

United Acquisition Corp. I:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of United Acquisition Corp. I (the “Company”) as of December 31, 2025, and the related statements of operations, changes in shareholders’ deficit and cash flows for the period from October 22, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of United Acquisition Corp. I as of December 31, 2025, and the results of its operations and its cash flows for the period from October 22, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 30, 2026

PCAOB ID Number 100

UNITED ACQUISITION CORP. I

BALANCE SHEET

DECEMBER 31, 2025

Assets:
Cash	$1,960
Prepaid expenses	28,600
Total current assets	30,560
Deferred offering costs	330,108
Total Assets	$360,668

Liabilities and Shareholders’ Deficit
Liabilities:
Current liabilities
Accrued offering costs	$287,500
Accrued expenses	12,000
Promissory note – related party	85,670
Total current liabilities	385,170
Total Liabilities	385,170

Commitments and Contingencies (Note 6)

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 3,833,333 shares issued and outstanding (1)(2)(3)	383
Additional paid-in capital	370,617
Accumulated deficit	(395,502)
Total Shareholders’ Deficit	(24,502)
Total Liabilities and Shareholders’ Deficit	$360,668

(1)	Included 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 7).
(2)	On November 26, 2025, the Company effected a share dividend of approximately 0.33 shares for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 3,833,333 founder shares (Note 7). All share and per-share data has been retrospectively presented.
(3)	As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited to the Company (Note 7).

The accompanying notes are an integral part of the financial statements.

UNITED ACQUISITION CORP. I

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM OCTOBER 22, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Formation, general, and administrative costs	$49,502
Loss from operations	(49,502)

Other expense:
Share-based compensation expense	346,000
Net loss	$(395,502)

Weighted average shares outstanding, Class B ordinary shares (1)(2)(3)	3,333,333

Basic and diluted net loss per share, Class B ordinary shares	$(0.12)

(1)	Excludes 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 7).
(2)	On November 26, 2025, the Company effected a share dividend of approximately 0.33 shares for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 3,833,333 founder shares (Note 7). All share and per-share data has been retrospectively presented.
(3)	As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares are no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited to the Company (Note 7).

The accompanying notes are an integral part of the financial statements.

UNITED ACQUISITION CORP. I

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM OCTOBER 22, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — October 22, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)(2)	—	—	3,833,333	383	24,617	—	25,000

Share-based compensation expense	—	—	—	—	346,000	—	346,000

Net loss	—	—	—	—	—	(395,502)	(395,502)

Balance – December 31, 2025	—	$—	3,833,333	$383	$370,617	$(395,502)	$(24,502)

(1)	Includes 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7).
(2)	On November 26, 2025, the Company effected a share dividend of approximately 0.33 shares for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 3,833,333 founder shares (Note 7). All share and per-share data have been retrospectively presented.
(3)	As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares are no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited to the Company (Note 7).

The accompanying notes are an integral part of these financial statements.

UNITED ACQUISITION CORP. I

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM OCTOBER 22, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(395,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	346,000
Payment of formation, general, and administrative costs through promissory note – related party	11,462
Changes in operating assets and liabilities:
Accrued expenses	12,000
Net cash used in operating activities	(26,040)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	36,000
Payment of deferred offering costs	(8,000)
Net cash provided by financing activities	28,000

Net Change in Cash	1,960
Cash – Beginning of period	—
Cash – End of period	$1,960

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$287,500
Deferred offering costs paid through promissory note – related party	$34,608
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Prepaid expenses paid through promissory note – related party	$3,600

The accompanying notes are an integral part of the financial statements.

UNITED ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

United Acquisition Corp. I (the “Company”) was incorporated as a Cayman Islands exempted company with limited liability on October 22, 2025. The Company is a newly organized blank check company or special purpose acquisition company (“SPAC”), formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target. Its efforts to identify a prospective target business will not be limited to a particular industry or geographic region although it intends to focus on target businesses in the energy and power industries.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from October 22, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), subsequent to the Initial Public Offering, sale of additional units as a result of the partial exercise by the underwriters of their over-allotment option, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering and from the sale of additional units as a result of the partial exercise by the underwriters of their over-allotment option. The Company has selected December 31 as its fiscal year end.

Sponsor, Founder and Financing

The Company’s sponsor is United Acquisition SPAC LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 28, 2026. On January 30, 2026, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Class A ordinary share and one-quarter of one redeemable warrant (each “Public Warrant”, and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 275,000 private placement units (each “Private Placement Unit”, and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $2,750,000. Each Private Placement Unit consists of one Class A ordinary share and one-quarter of one redeemable warrant (each “Private Placement Warrant”, and collectively, the “Private Placement Warrants”). Of those 275,000 Private Placement Units, the Sponsor purchased 175,000 Private Placement Units, and the underwriters purchased 100,000 Private Placement Units. In addition, the Company consummated the sale of an aggregate of 2,333,333 Private Placement Warrants, at a price of $0.75 per Private Placement Warrant, $1,750,000 in the aggregate, to the Sponsor. Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $5,536,580, consisting of $1,500,000 of cash underwriting fees, $3,500,000 of deferred underwriting fees, and $536,580 of other offering costs.

On February 12, 2026, the Company consummated the closing of an additional 182,300 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $1,823,000. On February 12, 2026, simultaneously with the sale of additional Units, the Company consummated the private sale of an additional 2,280 Private Placement Units to the Sponsor and underwriters generating gross proceeds of $22,800. Of those 2,280 Private Placement Units, the Sponsor purchased 457 Private Placement Units while the underwriters purchased 1,823 Private Placement Units. In addition, the Company also consummated the private sale of an additional 6,060 Private Placement Warrants to the Sponsor generating gross proceeds of $4,545.

Additional transaction costs amounted to $91,150, consisting of $27,345 of cash underwriting fees and $63,805 of deferred underwriting fees.

The Trust Account

Following the closing of the Initial Public Offering, on January 30, 2026, an amount of $100,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, Private Placement Units, and Private Placement Warrants was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company, acting as trustee. Following the sale of the additional Units, on February 12, 2026, all of the net proceeds from the sale of additional Units and additional Private Placement Units and Warrants totaling to $1,823,000 have been added in the Trust Account. The funds in the Trust Account will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. The funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below. The Company is permitted to withdraw amounts from the Trust Account (i) to fund its working capital requirements, which amount will be the lesser of $500,000 or 5% of the interest earned on the Trust Account, and/or (ii) to pay its taxes (other than excise taxes, if any), provided that all permitted withdrawals can only be made (x) from interest and not from the principal held in the Trust Account and (y) only to the extent such interest is in amount sufficient to cover the permitted withdrawal amount (“permitted withdrawals”).

The Company will provide the holders of the public shares, or the “public shareholders,” with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to consummation of the initial Business Combination, including interest (which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to limitations. The amount in the Trust Account will initially be $10.00 per public share.

UNITED ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less the deferred underwriting commissions and the taxes payable on interest earned) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against or vote at all with respect to the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of permitted withdrawals) or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, net of taxes payable, if any. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the New York Stock Exchange rules. If the Company seeks shareholder approval, it will complete its Business Combination only if it obtains the approval of an ordinary resolution under Cayman Islands law and its amended and restated memorandum and articles of association, save if the Business Combination is structured as a statutory merger or consolidation with another company under the laws of the Cayman Islands which would require the approval of a special resolution.

The Company has 24 months from the closing date of the Initial Public Offering, or until such earlier liquidation date as the Company’s board of directors may approve, to complete its initial Business Combination (the “Completion Window”). If the Company does not complete a Business Combination within the Completion Window, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten (10) business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of permitted withdrawals, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to obligations under the Cayman Islands laws to provide for claims of creditors and the requirements of other applicable law. The initial shareholders will each enter into agreements with the Company, pursuant to which they will agree: (1) to waive their redemption rights with respect to their founder shares, Private Placement Units, Private Placement Warrants and shares underlying any Private Placement Warrants and Private Placement Units held in connection with the consummation of the initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to the founder shares and Private Placement Shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame.

The Class A ordinary shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering and sale of additional Units as a result of the partial exercise by the underwriters of their over-allotment option, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $500,000 (see Note 5). As of December 31, 2025, the Company had cash of $1,960 and had a working capital deficit of $354,610.

In connection with the Company’s assessment of going concern in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern”, the Company completed its Initial Public Offering on January 30, 2026 and the sale of additional Units as a result of the partial exercise by the underwriters of their over-allotment option on February 12, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units and Private Placement Warrants on January 30, 2026, and the sale of additional Units, additional Private Placement Units and additional Private Placement Warrants as a result of the partial exercise by the underwriters of their over-allotment option, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

UNITED ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,960 and did not have any cash equivalent as of December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. On January 30, 2026, upon completion of the Initial Public Offering, and on February 12, 2026 upon the sale of the additional Units as a result of the underwriters’ partial exercise of their over-allotment option, offering costs allocated to the Public Shares subject to possible redemption are charged to temporary equity and offering costs allocated to the Public Warrants, Private Placement Units, and Private Placement Warrants are charged to shareholders’ deficit as Public and Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

UNITED ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to FASB ASC 480 since the over-allotment option was not exercised at the time of the Initial Public Offering. As of December 31, 2025, there is no over-allotment option liability recognized in the Company’s balance sheet. On January 30, 2026, the Company recognized a total of $94,122 of over-allotment option liability. On February 12, 2026, the Company reduced the over-allotment option liability by $11,659 as a result of the partial exercise by the underwriters of their over-allotment option. On March 14, 2026, the underwriters’ over-allotment option expired, the Company closed the remaining $82,463 over-allotment option liability against accumulated deficit.

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. As of December 31, 2025, there were no Public Warrants and Private Placement Warrants issued or outstanding.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 500,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per Class B ordinary share is the same as basic net loss per Class B ordinary share for the period presented.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on October 22, 2025, inception.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

UNITED ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on January 30, 2026, the Company sold 10,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $100,000,000. On February 12, 2026, the Company consummated the closing of an additional 182,300 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, at $10.00 per additional Unit, generating gross proceeds of $1,823,000. Each Unit consists of one Public Share and one-quarter of one Public Warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Warrants — As of December 31, 2025, there were no Public Warrants and Private Placement Warrants issued or outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional Class A ordinary shares or equity-linked securities. On the exercise of any warrant, the exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the warrant shares and thereafter use its best efforts to cause the registration statement to become effective and to maintain the effectiveness of such registration statement until the expiration of the warrants. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the warrant shares and a current prospectus relating thereto.

If a registration statement covering the issuance of the warrant shares is not effective within 90 days following the consummation of the initial Business Combination, warrant holders may nevertheless, until such time as there is such an effective registration statement and during any period when the Company shall have failed to maintain such an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act. In this circumstance, each holder would pay the exercise price by surrendering warrants exercisable for the number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying such warrants and the difference between the exercise price of such warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” means the average reported last sale price of the Class A ordinary shares for the ten trading days ending on the third trading day prior to the date of exercise.

Redemption of Warrants: The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $16.50 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the issuance of the warrant shares underlying the warrants to be so redeemed is then effective and a current prospectus relating to those warrant shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the foregoing conditions are satisfied and the Company issues a notice of redemption, each warrant holder may exercise his, her or its warrants prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $16.50 trigger price (as adjusted) as well as the $11.50 exercise price (as adjusted) after the redemption notice is issued. The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the exercise price so that if the share price declines as a result of the redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants. If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In making such determination, management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the shareholders of issuing the maximum number of warrant shares issuable upon exercise of outstanding warrants. In such event, the holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of warrant shares underlying the warrants to be so exercised, and the difference between the exercise price of the warrants and the fair market value by (y) the fair market value.

UNITED ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

No fractional Class A ordinary share will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder.

4. PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering on January 30, 2026, the Company consummated the sale of an aggregate of 275,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $2,750,000. Each Private Placement Unit consists of one Class A ordinary share and one-quarter of one redeemable warrant. Of those 275,000 Private Placement Units, the Sponsor purchased 175,000 Private Placement Units, and the underwriters purchased 100,000 Private Placement Units. In addition, the Company also consummated the sale of an aggregate of 2,333,333 Private Placement Warrants, at a price of $0.75 per Private Placement Warrant, $1,750,000 in the aggregate, to the Sponsor.

On February 12, 2026, simultaneously with the sale of additional Units, the Company consummated the private sale of an additional 2,280 Private Placement Units to the Sponsor and underwriters generating gross proceeds of $22,800. Of those 2,280 Private Placement Units, the Sponsor purchased 457 Private Placement Units while the underwriters purchased 1,823 Private Placement Units. In addition, the Company also consummated the private sale of an additional 6,060 Private Placement Warrants to the Sponsor generating gross proceeds of $4,545.

The Private Placement Warrants are identical to the Public Warrants except that (i) the Private Placement Warrants may be exercised for cash or on a cashless basis, (ii) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise thereof may be subject to certain transfer restrictions contained in the letter agreement among the Company, the Sponsor and other parties thereto, as amended from time to time, (iii) the Private Placement Warrants will not be redeemable by the Company, and (iv) the holders of the Private Placement Warrants (including Class A ordinary shares issuable upon exercise thereof) may be entitled to certain registration rights. With respect to any cashless exercise of the Private Placement Warrants, the “fair market value” means, at the discretion of the holder, either (x) the average last reported sale price of the public shares for the ten trading days ending on the third trading day prior to the date of exercise or (y) the last reported sale price of the public shares for the trading day prior to the date of exercise.

A portion of the purchase price of the Private Placement Units and Private Placement Warrants was added to the proceeds of Initial Public Offering held in the Trust Account. If the initial Business Combination is not completed within the Completion Window, the proceeds from the sale of the Private Placement Units and Private Placement Warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law).

5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 24, 2025, the Sponsor purchased 2,875,000 Class B ordinary shares (the “founder shares”) from the Company for an aggregate purchase price of $25,000, or $0.009 per share. On November 26, 2025, the Company effected a share dividend of approximately 0.33 shares for each Class B ordinary share issued and outstanding, resulting in the Sponsor holding an aggregate of 3,833,333 founder shares. All share and per-share data have been retrospectively presented. Up to 500,000 founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised during the Initial Public Offering. As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited to the Company.

The forfeiture was adjusted depending on the extent to which the over-allotment option was not exercised in full by the underwriters such that the Sponsor owns 25% of the Company’s issued and outstanding Class A and Class B ordinary shares. On November 26, 2025, the Sponsor transferred 25,000 founder shares each to four of the Company’s independent directors (an aggregate of 100,000 founder shares) at their original purchase price share of $0.007 per share. The founder shares transferred to the independent directors were not subject to forfeiture.

The founder shares granted to the independent directors and advisors are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. The Company established the initial fair value of the founder shares on November 26, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation experts which takes into consideration the probability of De-SPAC and instrument specific market adjustment was assumed to be 35.0%; the implied Class A share price was $9.88; and volatility of 7.5%. The total fair value of the 100,000 founder shares transferred to the four independent directors was $346,000 or $3.46 per share. The Company recognized share-based compensation expense of $346,000 at the grant date.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000, which was amended and restated on November 26, 2025 to increase the principal amount to $500,000, to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The loan was non-interest bearing and unsecured with maturity date at the earlier of April 23, 2026 or the closing of the Initial Public Offering. As of December 31, 2025, there was $85,670 outstanding under the Promissory Note. On January 30, 2026, the Company had total borrowings of $97,671 under the Promissory Note, which has been paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the Promissory Note are no longer available.

UNITED ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Administrative Service Agreement

Commencing on January 28, 2026, the date that the registration statement for the Company’s Initial Public Offering was declared effective, the Company agreed to pay the Sponsor, or its affiliates, a monthly fee of $20,000 for office space, utilities and secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of December 31, 2025, such arrangements had not been executed and no amount has been accrued for these services in the Company’s balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company up to $1,500,000 (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans are convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025, no such Working Capital Loans were outstanding.

6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights

The Company’s initial shareholders and their permitted transferees can demand that the Company register the founder shares, the Private Placement Units, the Private Placement Warrants and underlying securities and any securities issued upon conversion of Working Capital Loans, pursuant to an agreement signed on the date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of a majority of these securities or units issued in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain piggyback registration rights on registration statements filed after the Company’s consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of Initial Public Offering. In addition, the underwriters may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

Underwriting Agreement

The Company granted the Underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover any over-allotments, at the Initial Public Offering price less the underwriting discounts. On February 12, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 182,300 Units. The underwriters had 45 days from the date of the Initial Public Offering to purchase the remaining 1,317,700 Units. On March 14, 2026, the underwriters’ over-allotment option expired for the 1,317,700 Units.

The underwriters were entitled to a cash underwriting discount of $1,500,000 (1.50% of the gross proceeds of the Units sold in the Initial Public Offering) paid at the closing of the Initial Public Offering. The underwriters were entitled to a cash underwriting discount of $0.15 per additional Unit or $27,345 in aggregate, paid on February 12, 2026.

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, $3,500,000 in the aggregate, due upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The underwriters are also entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the sale of additional Units held in the Trust Account, $63,805 in the aggregate, due upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of December 31, 2025, there were no preference shares issued or outstanding.

UNITED ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Class A Ordinary Shares

The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 26, 2025, the Company effected a share dividend of approximately 0.33 shares for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 3,833,333 founder shares. All share and per-share data have been retrospectively presented. As of December 31, 2025, there were 3,833,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 500,000 Class B ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of founder shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited to the Company.

The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. The Class A ordinary shares issuable in connection with the conversion of the founder shares may result in material dilution to public shareholders due to the anti-dilution rights of the founder shares that may result in an issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the offering (including any Class A ordinary shares issued in connection with the exercise of the underwriters’ over-allotment option and excluding any shares underlying the private securities), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

8. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

December 31, 2025
Cash	$1,960
Prepaid expenses	$28,600
Deferred offering costs	$330,108

For the Period from October 22, 2025 (Inception) Through December 31, 2025
Formation, general, and administrative costs	$49,502
Share-based compensation expense	$346,000

The CODM reviews formation, general, and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

UNITED ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The CODM reviews the position of total assets as reported in the Company’s balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available to the Company. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering. The CODM will review the interests and/or dividends that will be earned and accrued on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the balance sheet date, up to March 30, 2026, the date that the financial statements were issued. Based on this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.

The registration statement for the Company’s Initial Public Offering was declared effective on January 28, 2026. On January 30, 2026, the Company consummated the Initial Public Offering of 10,000,000 Units, at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 275,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $2,750,000. In addition, the Company consummated the sale of an aggregate of 2,333,333 Private Placement Warrants, at a price of $0.75 per Private Placement Warrant, $1,750,000 in the aggregate, to the Sponsor.

Following the closing of the Initial Public Offering, on January 30, 2026, an amount of $100,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, Private Placement Units, and Private Placement Warrants was placed in the Trust Account.

On January 30, 2026, the Company fully settled the $97,671 outstanding balance of the Promissory Note.

On January 30, 2026, the underwriters were paid in cash an underwriting discount of $1,500,000 simultaneously with the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting discount of $3,500,000 in the aggregate.

On February 12, 2026, the Company consummated the closing of an additional 182,300 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $1,823,000. On February 12, 2026, simultaneously with the sale of the additional Units, the Company consummated the private sale of an additional 2,280 Private Placement Units to the Sponsor and underwriters generating gross proceeds of $22,800. Of those 2,280 Private Placement Units, the Sponsor purchased 457 Private Placement Units while the underwriters purchased 1,823 Private Placement Units. In addition, on February 12, 2026, simultaneously with the sale of the additional Units, the Company also consummated the private sale of an additional 6,060 Private Placement Warrants to the Sponsor generating gross proceeds of $4,545. Following the sale of the additional Units, all of the net proceeds from the sale of additional Units and additional Private Placement Units and Private Placement Warrants totaling to $1,823,000 have been added in the Trust Account. The underwriters were entitled to a cash underwriting discount of $0.15 per additional Unit or $27,345 in aggregate, paid on February 12, 2026. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, additional $63,805 in the aggregate, due upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement. As a result of the partial exercise by the underwriters of the over-allotment option, 60,767 founder shares were no longer subject to forfeiture. The underwriters had 45 days from the date of the Initial Public Offering to purchase the remaining 1,317,700 Units. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited to the Company and the Company closed the remaining $82,463 over-allotment option liability against accumulated deficit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2026.

United Acquisition Corp. I

By:	/s/ Paul Packer
Name:	Paul Packer
Title:	Chief Executive Officer, Chief Financial Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Paul Packer	Chairman, Director and Chief Executive Officer	March 30, 2026
Paul Packer	(Principal Executive Officer)

/s/ Paul Packer	Chief Financial Officer	March 30, 2026
Paul Packer	(Principal Financial and Accounting Officer)

/s/ Johnny DeStefano	Director	March 30, 2026
Johnny DeStefano

/s/ Timothy Hasara	Director	March 30, 2026
Timothy Hasara

/s/ Thomas Hicks Jr.	Director	March 30, 2026
Thomas Hicks Jr.

/s/ John Horne	Director	March 30, 2026
John Horne

56