Form 10-Q
period 2026-03-31
United Acquisition Corp. I
filed 2026-05-14
CIK 2098669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-43084

UNITED ACQUISITION CORP. I

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1893434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 W. Camino Real, Suite 302-48 Boca Raton, Florida	33433
(Address of principal executive offices)	(Zip Code)

(212) 847-3248

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-quarter of one redeemable warrant	UACU	NYSE American LLC
Class A ordinary shares, par value $0.0001 per share	UAC	NYSE American LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	UACW	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 14, 2026, there were 10,459,580 Class A ordinary shares, $0.0001 par value and 3,394,100 Class B ordinary shares, $0.0001 par value, issued and outstanding.

UNITED ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

UNITED ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash	$2,150,377	$1,960
Prepaid expenses	14,457	28,600
Prepaid insurance – short-term	107,231	—
Total Current Assets	2,272,065	30,560
Deferred offering costs	—	330,108
Prepaid insurance – long-term	89,359	—
Marketable securities held in Trust Account	102,398,022	—
TOTAL ASSETS	$104,759,446	$360,668

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$135,018	$287,500
Accrued offering costs	85,000	12,000
Promissory note – related party	—	85,670
Total Current Liabilities	220,018	385,170
Deferred underwriting fee	3,563,805	—
Total Liabilities	3,783,823	385,170

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 10,182,300 shares at redemption value of $10.05 and $0 per share as of March 31, 2026 and December 31, 2025, respectively	102,369,271	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 277,280 and 0 shares issued and outstanding (excluding 10,182,300 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	28	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 3,394,100 and 3,833,333 shares issued and outstanding(1)(2)(3) as of March 31, 2026 and December 31, 2025	339	383
Additional paid-in capital	—	370,617
Accumulated deficit	(1,394,015)	(395,502)
Total Shareholders’ Deficit	(1,393,648)	(24,502)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$104,759,446	$360,668

(1)	Included 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 7).
(2)	On November 26, 2025, the Company effected a share dividend of approximately 0.33 shares for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 3,833,333 founder shares (Note 7). All share and per-share data have been retrospectively presented.
(3)	As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited to the Company (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED ACQUISITION CORP. I

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$297,512
Loss from operations	(297,512)
Other income:
Change in over-allotment liability	82,463
Interest earned on marketable securities held in Trust Account	575,022
Other income	657,485

Net income	$359,973

Weighted average shares outstanding, Class A ordinary shares	7,024,441
Basic and diluted net income per Class A ordinary share	$0.03
Weighted average shares outstanding, Class B ordinary shares(1)(2)(3)	3,365,423
Basic net income per Class B ordinary share	$0.03
Weighted average shares outstanding, Class B ordinary shares(1)(2)(3)	3,394,100
Diluted net income per Class B ordinary share	$0.03

(1)	Excludes 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 7).
(2)	On November 26, 2025, the Company effected a share dividend of approximately 0.33 shares for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 3,833,333 founder shares (Note 7). All share and per-share data have been retrospectively presented.
(3)	As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited to the Company (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED ACQUISITION CORP. I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025(1)(2)	—	$—	3,833,333	$383	$370,617	$(395,502)	$(24,502)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,313,868)	(1,358,486)	(7,672,354)
Sale of Private Placement Units	277,280	28	—	—	2,772,772	—	2,772,800
Sale of Private Placement Warrants	—	—	—	—	1,754,545	—	1,754,545
Fair value of Public Warrants at issuance	—	—	—	—	1,527,345	—	1,527,345
Allocated value of transaction costs to Class A shares	—	—	—	—	(111,455)	—	(111,455)
Forfeiture of founder shares(3)	—	—	(439,233)	(44)	44	—	—
Net income	—	—	—	—	—	359,973	359,973
Balance at March 31, 2026 (unaudited)	277,280	$28	3,394,100	$339	$—	$(1,394,015)	$(1,393,648)

(1)	Includes 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 7).
(2)	On November 26, 2025, the Company effected a share dividend of approximately 0.33 shares for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 3,833,333 founder shares (Note 7). All share and per-share data have been retrospectively presented.
(3)	As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited to the Company (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$359,973
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through prepayments	(24,982)
Payment of formation, general, and administrative costs through promissory note – related party	12,000
Interest earned on marketable securities held in Trust Account	(575,022)
Change in fair value of over-allotment liability	(82,463)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	14,143
Short-term prepaid insurance	(107,231)
Long-term prepaid insurance	(89,359)
Accounts payable and accrued expenses	123,018
Net cash used in operating activities	(369,923)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(101,823,000)
Net cash used in investing activities	(101,823,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	100,295,655
Proceeds from sale of Private Placement Units	2,772,800
Proceeds from sale of Private Placement Warrants	1,754,545
Repayment of promissory note - related party	(97,671)
Payment of offering costs	(383,989)
Net cash provided by financing activities	104,341,340

Net Change in Cash	2,148,417
Cash – Beginning of period	1,960
Cash – End of period	$2,150,377

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$180,657
Deferred offering costs paid by related party	$977

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

United Acquisition Corp. I (the “Company”) was incorporated as a Cayman Islands exempted company with limited liability on October 22, 2025. The Company is a newly organized blank check company or special purpose acquisition company (“SPAC”), formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target. Its efforts to identify a prospective target business will not be limited to a particular industry or geographic region.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from October 22, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor, Founder and Financing

The Company’s sponsor is United Acquisition SPAC LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 28, 2026. On January 30, 2026, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Class A ordinary share (each, a “Public Share” and collectively, the “Public Shares”) and one-quarter of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 275,000 private placement units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $2,750,000. Each Private Placement Unit consists of one Class A ordinary share and one-quarter of one redeemable warrant (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”). Of those 275,000 Private Placement Units, the Sponsor purchased 175,000 Private Placement Units, and the underwriters purchased 100,000 Private Placement Units. In addition, the Company consummated the sale of an aggregate of 2,333,333 Private Placement Warrants, at a price of $0.75 per Private Placement Warrant, $1,750,000 in the aggregate, to the Sponsor.

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

The Trust Account

Following the closing of the Initial Public Offering, on January 30, 2026, an amount of $100,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, Private Placement Units, and Private Placement Warrants was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. Following the sale of the additional Units, on February 12, 2026, all of the net proceeds from the sale of additional Units and additional Private Placement Units and Warrants totaling to $1,823,000 were added to the Trust Account. The funds in the Trust Account may be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below. The Company is permitted to withdraw amounts from the Trust Account (i) to fund its working capital requirements, which amount will be the lesser of $500,000 or 5% of the interest earned on the Trust Account, and/or (ii) to pay its taxes (other than excise taxes, if any), provided that all permitted withdrawals can only be made (x) from interest and not from the principal held in the Trust Account and (y) only to the extent such interest is in amount sufficient to cover the permitted withdrawal amount (“permitted withdrawals”). As of March 31, 2026 and December 31, 2025, the Company had $28,751 and $0 available for withdrawal, respectively, for working capital purposes and has not withdrawn any amounts for working capital from the Trust Account as of March 31, 2026.

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

Business Combination

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less the deferred underwriting commissions and the taxes payable on interest earned) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The Company has 24 months from the closing date of the Initial Public Offering, or until such earlier liquidation date as the Company’s board of directors may approve, to complete its initial Business Combination (the “Completion Window”). If the Company does not complete a Business Combination within the Completion Window, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten (10) business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of permitted withdrawals, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to obligations under the Cayman Islands laws to provide for claims of creditors and the requirements of other applicable law. The initial shareholders each entered into agreements with the Company, pursuant to which they agreed (1) to waive their redemption rights with respect to their founder shares (as defined below), Private Placement Units, Private Placement Warrants and shares underlying any Private Placement Warrants and Private Placement Units held in connection with the consummation of the initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to the founder shares and any shares underlying the Private Placement Units or Private Placement Warrants if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window.

The ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash of $2,150,377 held outside of the Trust Account and working capital of $2,052,047. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 29, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $2,150,377 and $1,960 and did not have any cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account were in money market funds invested primarily in U.S. Treasuries, amounting to $102,398,022 and $0, respectively.

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

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to FASB ASC Topic 480 since the over-allotment option was not exercised at the time of the Initial Public Offering.

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$101,823,000
Less:
Proceeds allocated to Public Warrants	(1,527,345)
Proceeds allocated to the over-allotment option	(82,463)
Public Shares issuance costs	(5,516,275)
Plus:
Remeasurement of carrying value to redemption value	7,672,354
Class A ordinary shares subject to possible redemption, March 31, 2026	$102,369,271

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with FASB ASC 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended
	March 31, 2026
	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$243,373	$116,600
Denominator
Basic weighted average ordinary shares outstanding	7,024,441	3,365,423
Basic net income per ordinary share	$0.03	$0.03

	For the Three Months Ended
	March 31, 2026
	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$242,703	$117,270
Denominator
Diluted weighted average ordinary shares outstanding	7,024,441	3,394,100
Diluted net income per ordinary share	$0.03	$0.03

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Warrants — As of March 31, 2026 and December 31, 2025, there were 2,545,575 and 0 Public Warrants and 2,408,713 and 0 Private Placement Warrants outstanding, respectively. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants are issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional Class A ordinary shares or equity-linked securities. On the exercise of any warrant, the exercise price will be paid directly to the Company and not placed in the Trust Account.

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

If the foregoing conditions are satisfied and the Company issues a notice of redemption, each warrant holder may exercise his, her or its warrants prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $16.50 trigger price (as adjusted) as well as the $11.50 exercise price (as adjusted) after the redemption notice is issued. The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the exercise price so that if the share price declines as a result of the redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants. If the Company calls the warrants for redemption as described above, Management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In making such determination, Management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s shareholders of issuing the maximum number of warrant shares issuable upon exercise of outstanding warrants. In such event, the holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of warrant shares underlying the warrants to be so exercised, and the difference between the exercise price of the warrants and the fair market value by (y) the fair market value.

No fractional Class A ordinary share will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 275,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $2,750,000. Each Private Placement Unit consists of one Class A ordinary share and one-quarter of one Private Placement Warrant. Of those 275,000 Private Placement Units, the Sponsor purchased 175,000 Private Placement Units, and the underwriters purchased 100,000 Private Placement Units. In addition, the Company also consummated the sale of an aggregate of 2,333,333 Private Placement Warrants, at a price of $0.75 per Private Placement Warrant, $1,750,000 in the aggregate, to the Sponsor.

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 24, 2025, the Sponsor purchased 2,875,000 Class B ordinary shares (the “founder shares”) from the Company for an aggregate purchase price of $25,000, or $0.009 per share. On November 26, 2025, the Company effected a share dividend of approximately 0.33 shares for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 3,833,333 founder shares. All share and per-share data have been retrospectively presented. Up to 500,000 founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised during the Initial Public Offering. As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited by the Sponsor for no consideration.

The forfeiture was adjusted depending on the extent to which the over-allotment option was not exercised in full by the underwriters such that the Sponsor owns 25% of the Company’s issued and outstanding Class A and Class B ordinary shares (excluding any Class A ordinary shares underlying the Private Placement Units). On November 26, 2025, the Sponsor transferred 25,000 founder shares each to four of the Company’s independent directors (an aggregate of 100,000 founder shares) at their original purchase price of $0.007 per share. The founder shares transferred to the independent directors were not subject to forfeiture.

The founder shares granted to the independent directors and advisors are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. A third-party valuation firm valued the founder shares as of November 26, 2025. The probability of de-SPAC and instrument specific market adjustment was assumed to be 35.0%; the implied Class A share price was $9.88; and volatility of 7.5%. The valuation has identified the fair value of the founder shares to be $3.46 per share as of grant date. The total fair value of the 100,000 founder shares purchased by the four independent directors was $346,000. The Company recognized share-based compensation expense of $346,000 at the grant date.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000, which was amended and restated on November 26, 2025 to increase the principal amount to $500,000, to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing and unsecured with maturity date at the earlier of April 23, 2026 or the closing of the Initial Public Offering. On January 30, 2026, the Company had borrowed $97,671, which has been paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the promissory note are no longer available.

Administrative Service Agreement

Commencing on January 28, 2026, the date that the registration statement for the Company’s Initial Public Offering was declared effective, the Company agreed to pay the Sponsor, or affiliates of the Sponsor, a monthly fee of $20,000 for office space, utilities and secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, $40,000 has been incurred and paid for these services.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company up to $1,500,000 (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans are convertible into additional units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Registration Rights

The Company’s initial shareholders and their permitted transferees can demand that the Company register the founder shares, the Private Placement Units, the Private Placement Warrants and underlying securities and any securities issued upon conversion of Working Capital Loans, pursuant to an agreement signed on the date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of a majority of these securities or units issued in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain piggyback registration rights on registration statements filed after the Company’s consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the underwriters may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

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

7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 277,280 and 0 Class A ordinary shares issued and outstanding, excluding 10,182,300 shares subject to possible redemption, respectively.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Class B Ordinary Shares

The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 26, 2025, the Company effected a share dividend of approximately 0.33 shares for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 3,833,333 founder shares. All share and per-share data have been retrospectively presented. At March 31, 2026 and December 31, 2025, there were 3,394,100 and 3,833,333 Class B ordinary shares issued and outstanding, respectively. As of December 31, 2025 and March 31, 2026, an aggregate of up to 500,000 and 0 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of founder shares would equal 25% of the Company’s issued and outstanding ordinary shares (excluding any Class A ordinary shares underlying the Private Placement Units) after the Initial Public Offering, respectively. As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited by the Sponsor for no consideration.

The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. The Class A ordinary shares issuable in connection with the conversion of the founder shares may result in material dilution to public shareholders due to the anti-dilution rights of the founder shares that may result in an issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the offering (including any Class A ordinary shares issued in connection with the exercise of the underwriters’ over-allotment option and excluding any shares underlying the Private Placement Units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value:

		March 31,	December 31,
	Level	2026	2025
Assets:
Marketable securities held in Trust Account	1	$102,398,022	$—

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The fair value of the Public Warrants is $1,527,345, or $0.60 per Public Warrant. The fair value of Public Warrants was determined using a Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

January 30, 2026
Underlying stock price	$9.85
Exercise price	$11.50
Volatility	6.50%
Probability of de-SPAC and market adjustment	45.00%
Risk-free rate	4.01%
Expected term to de-SPAC (years)	2.00
Warrant term (years)	7.00

9. SEGMENT INFORMATION

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$2,150,377	$1,960
Marketable securities held in Trust Account	$102,398,022	$—

For the Three Months Ended March 31, 2026
General and administrative costs	$297,512
Other income	$657,485

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.

The CODM reviews the position of total assets available to the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available to the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds from the Initial Public Offering.

10. SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the condensed balance sheet date, and based on this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to United Acquisition Corp. I. References to our “Management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to United Acquisition SPAC LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements under this Item regarding the Company’s financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated in the Cayman Islands on October 22, 2025 formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the Private Placement Units and the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 22, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and subsequent to the closing of the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $359,973, which consisted of interest earned on marketable securities held in Trust Account of $575,022 and change in over-allotment liability of $82,463, partially offset by general and administrative expenses of $297,512.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of March 31, 2026, we had cash of $2,150,377 and working capital of $2,052,047.

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

For the three months ended March 31, 2026, cash used in operating activities was $369,923. Net income of $359,973 was affected by interest earned on marketable securities held in the Trust Account of $575,022, change in fair value of over-allotment liability of $82,463, payment of general and administrative costs through prepayments of $24,982 and payment of general and administrative costs through promissory note – related party of $12,000. Changes in operating assets and liabilities provided $59,429 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $102,398,022 (including approximately $575,022 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $2,150,377 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026 and December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Quarterly Report under Item 1. “Interim Financial Statements” in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Quarterly Report under Item 1. “Interim Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 30, 2026 (the “2025 Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 30, 2026, we consummated our Initial Public Offering. On February 12, 2026, we consummated the issuance and sale of additional units pursuant to the Underwriters’ partial exercise of their over-allotment option (the “Over-Allotment Exercise”). Simultaneously with the consummation of the Initial Public Offering and the Over-Allotment Exercise, the Company consummated the private placement of certain Private Placement Units and Private Placement Warrants to the Sponsor and the Underwriters (the “Private Placement”). For a description of the Private Placement, see Part II, Item 5 of our 2025 Annual Report.

The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-291904). The SEC declared the registration statement effective on January 28, 2026. For a description of the use of the proceeds generated in our Initial Public Offering and the Private Placement, see Part II, Item 5 of our 2025 Annual Report. There has been no material change in the planned use of the proceeds from the Initial Public Offering and the Private Placement as described in the registration statement. The specific investments in our Trust Account may change from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company.(1)
10.1	Underwriting Agreement, dated January 28, 2026, between the Company and Lucid Capital Markets, LLC.(1)
10.2	Warrant Agreement, dated January 28, 2026, between the Company and Continental Stock Transfer and Trust Company.(1)
10.3	Investment Management Trust Agreement, dated January 28, 2026, between the Company and Continental Stock Transfer and Trust Company.(1)
10.4	Registration Rights Agreement, dated January 28, 2026, among the Company and certain security holders.(1)
10.5	Private Placement Securities Purchase Agreement, dated January 28, 2026, between the Company and United Acquisition SPAC LLC.(1)
10.6	Private Placement Unit Purchase Agreement, dated January 28, 2026, between the Company and Lucid Capital Markets, LLC and Chardan Capital Markets, LLC.(1)
10.7	Administrative Services Agreement, dated January 28, 2026, between the Company and Globis Capital Management, LP.(1)
10.8	Insider Letter Agreement, dated January 28, 2026, among the Company, its directors and officers and United Acquisition SPAC LLC.(1)
10.9	Form of Indemnity Agreement (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1, filed with the SEC on December 2, 2025).(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2026.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on December 2, 2025.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ACQUISITION CORP. I

Date: May 14, 2026	By:	/s/ Paul Packer
	Name:	Paul Packer
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)

