Form 10-Q
period 2026-06-30
United Acquisition Corp. I
filed 2026-08-12
CIK 2098669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 12, 2026, there were 10,459,580 Class A ordinary shares, $0.0001 par value and 3,394,100 Class B ordinary shares, $0.0001 par value, issued and outstanding.

UNITED ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

UNITED ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash	$1,963,796	$1,960
Prepaid expenses	50,030	28,600
Prepaid insurance – short-term	107,231	—
Total Current Assets	2,121,057	30,560
Deferred offering costs	—	330,108
Prepaid insurance – long-term	62,552	—
Marketable securities held in Trust Account	103,303,859	—
TOTAL ASSETS	$105,487,468	$360,668

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$256,669	$12,000
Accrued offering costs	—	287,500
Promissory note – related party	—	85,670
Total Current Liabilities	256,669	385,170
Deferred underwriting fee	3,563,805	—
Total Liabilities	3,820,474	385,170

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 10,182,300 shares at redemption value of $10.14 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	103,229,816	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 277,280 and 0 shares issued and outstanding (excluding 10,182,300 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	28	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 3,394,100 and 3,833,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (of which none and 500,000 shares, respectively, were subject to forfeiture) (1)	339	383
Additional paid-in capital	—	370,617
Accumulated deficit	(1,563,189)	(395,502)
Total Shareholders’ Deficit	(1,562,822)	(24,502)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$105,487,468	$360,668

(1)	Included 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited to the Company (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$214,466	$511,978
Loss from operations	(214,466)	(511,978)
Other income:
Change in over-allotment liability	—	82,463
Interest earned on marketable securities held in Trust Account	905,837	1,480,859
Other income	905,837	1,563,322

Net income	$691,371	$1,051,344

Weighted average shares outstanding, Class A ordinary shares	10,459,580	8,761,095
Basic net income per Class A ordinary share	$0.05	$0.09
Weighted average shares outstanding, Class A ordinary shares	10,459,580	8,761,095
Diluted net income per Class A ordinary share	$0.05	$0.09
Weighted average shares outstanding, Class B ordinary shares(1)	3,394,100	3,379,921
Basic net income per Class B ordinary share	$0.05	$0.09
Weighted average shares outstanding, Class B ordinary shares(1)	3,394,100	3,394,100
Diluted net income per Class B ordinary share	$0.05	$0.09

(1)	The basic weighted average number of Class B ordinary shares outstanding excludes 500,000 founder shares that were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full or in part. As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture, and upon the expiration of the underwriters’ over-allotment option on March 14, 2026, the remaining 439,233 founder shares were forfeited by the Sponsor for no consideration (See Note 7). The diluted weighted average number of Class B ordinary shares outstanding for the six months ended June 30, 2026 includes those founder shares that were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025(1)	—	$—	3,833,333	$383	$370,617	$(395,502)	$(24,502)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,313,868)	(1,358,486)	(7,672,354)
Sale of Private Placement Units	277,280	28	—	—	2,772,772	—	2,772,800
Sale of Private Placement Warrants	—	—	—	—	1,754,545	—	1,754,545
Fair value of Public Warrants at issuance	—	—	—	—	1,527,345	—	1,527,345
Allocated value of transaction costs to Class A shares	—	—	—	—	(111,455)	—	(111,455)
Forfeiture of founder shares(1)	—	—	(439,233)	(44)	44	—	—
Net income	—	—	—	—	—	359,973	359,973
Balance at March 31, 2026 (unaudited)	277,280	28	3,394,100	339	—	(1,394,015)	(1,393,648)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(860,545)	(860,545)
Net income	—	—	—	—	—	691,371	691,371
Balance at June 30, 2026 (unaudited)	277,280	$28	3,394,100	$339	$—	$(1,563,189)	$(1,562,822)

(1)	Includes 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited by the Sponsor for no consideration (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,051,344
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through prepayments	(24,981)
Payment of formation, general, and administrative costs through promissory note – related party	12,000
Interest earned on marketable securities held in Trust Account	(1,480,859)
Change in fair value of over-allotment liability	(82,463)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(21,430)
Short-term prepaid insurance	(107,231)
Long-term prepaid insurance	(62,552)
Accounts payable and accrued expenses	159,669
Net cash used in operating activities	(556,503)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(101,823,000)
Net cash used in investing activities	(101,823,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	100,295,655
Proceeds from sale of Private Placement Units	2,772,800
Proceeds from sale of Private Placement Warrants	1,754,545
Repayment of promissory note - related party	(97,671)
Payment of offering costs	(383,990)
Net cash provided by financing activities	104,341,339

Net Change in Cash	1,961,836
Cash – Beginning of period	1,960
Cash – End of period	$1,963,796

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$180,657
Accrued offering costs reclassified to accounts payable	$85,000
Deferred offering costs paid by related party	$977

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from October 22, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below and, subsequent to the Initial Public Offering, identifying and evaluating a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Trust Account

Following the closing of the Initial Public Offering, on January 30, 2026, an amount of $100,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, Private Placement Units, and Private Placement Warrants was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. Following the sale of the additional Units, on February 12, 2026, all of the net proceeds from the sale of additional Units and additional Private Placement Units and Warrants totaling to $1,823,000 were added to the Trust Account. The funds in the Trust Account may be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below. The Company is permitted to withdraw amounts from the Trust Account (i) to fund its working capital requirements, which amount will be the lesser of $500,000 or 5% of the interest earned on the Trust Account, and/or (ii) to pay its taxes (other than excise taxes, if any), provided that all permitted withdrawals can only be made (x) from interest and not from the principal held in the Trust Account and (y) only to the extent such interest is in amount sufficient to cover the permitted withdrawal amount (“permitted withdrawals”). As of June 30, 2026 and December 31, 2025, the Company had $74,042.95 and $0 available for withdrawal, respectively, for working capital purposes and has not withdrawn any amounts for working capital from the Trust Account as of June 30, 2026.

The Company will provide the holders of the Public Shares, or the “public shareholders,” with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to consummation of the initial Business Combination, including interest (which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding Public Shares, subject to limitations. The amount in the Trust Account was initially $10.00 per public share.

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

JUNE 30, 2026

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

The Public Shares subject to possible redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash of $1,963,796 held outside of the Trust Account and working capital of $1,864,388. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 29, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, other than the warrants and the over-allotment liability, see Note 8.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,963,796 and $1,960 and did not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account were in money market funds invested primarily in U.S. Treasuries, amounting to $103,303,859 and $0, respectively.

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

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$101,823,000
Less:
Proceeds allocated to Public Warrants	(1,527,345)
Proceeds allocated to the over-allotment option	(82,463)
Public Shares issuance costs	(5,516,275)
Plus:
Remeasurement of carrying value to redemption value	7,672,354
Class A ordinary shares subject to possible redemption, March 31, 2026	102,369,271
Plus:
Remeasurement of carrying value to redemption value	860,545
Class A ordinary shares subject to possible redemption, June 30, 2026	$103,229,816

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$521,988	$169,383	$758,662	$292,682
Denominator
Basic weighted average ordinary shares outstanding(1)	10,459,580	3,394,100	8,761,095	3,379,921
Basic net income per ordinary share	$0.05	$0.05	$0.09	$0.09

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$521,988	$169,383	$757,777	$293,567
Denominator
Diluted weighted average ordinary shares outstanding(1)	10,459,580	3,394,100	8,761,095	3,394,100
Diluted net income per ordinary share	$0.05	$0.05	$0.09	$0.09

(1)	The weighted average number of Class B ordinary shares outstanding excludes 500,000 founder shares that were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full or in part. As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture, and upon the expiration of the underwriters’ over-allotment option on March 14, 2026, the remaining 439,233 founder shares were forfeited by the Sponsor for no consideration (Note 7). The diluted weighted average number of Class B ordinary shares outstanding for the six months ended June 30, 2026 includes those founder shares that were subject to forfeiture.

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 2,545,575 and 0 Public Warrants and 2,408,713 and 0 Private Placement Warrants outstanding, respectively. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants are issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 24, 2025, the Sponsor purchased 2,875,000 Class B ordinary shares (the “founder shares”) from the Company for an aggregate purchase price of $25,000, or $0.009 per share. On November 26, 2025, the Company effected a share dividend of approximately 0.33 shares for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 3,833,333 founder shares, or approximately $0.007 per share. All share and per-share data have been retrospectively presented. Up to 500,000 founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised during the Initial Public Offering. As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited by the Sponsor for no consideration.

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

Administrative Service Agreement

Commencing on January 28, 2026, the date that the registration statement for the Company’s Initial Public Offering was declared effective, the Company agreed to pay the Sponsor, or affiliates of the Sponsor, a monthly fee of $20,000 for office space, utilities and secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, $60,000 and $100,000, respectively, has been incurred for these services. As of June 30, 2026, $20,000 remained unpaid and is included in accrued expenses in the accompanying balance sheet.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company up to $1,500,000 (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans are convertible into additional units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 277,280 and 0 Class A ordinary shares issued and outstanding, excluding 10,182,300 shares subject to possible redemption, respectively.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Class B Ordinary Shares

The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 26, 2025, the Company effected a share dividend of approximately 0.33 shares for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 3,833,333 founder shares. All share and per-share data have been retrospectively presented. At June 30, 2026 and December 31, 2025, there were 3,394,100 and 3,833,333 Class B ordinary shares issued and outstanding, respectively. As of December 31, 2025 and June 30, 2026, an aggregate of up to 500,000 and 0 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of founder shares would equal 25% of the Company’s issued and outstanding ordinary shares (excluding any Class A ordinary shares underlying the Private Placement Units) after the Initial Public Offering, respectively. As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited by the Sponsor for no consideration.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$103,303,859	$—

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The over-allotment option granted to the underwriters in connection with the Initial Public Offering was a freestanding financial instrument that was classified as a liability under FASB ASC Topic 480 and measured at fair value. Because its fair value was determined using significant unobservable inputs, the over-allotment liability was classified within Level 3 of the fair value hierarchy. The fair value of the over-allotment liability was determined at initial measurement on January 30, 2026, using a Black Scholes model. The following table presents the quantitative information regarding the significant unobservable inputs used in the Level 3 valuation of the over-allotment liability at initial measurement:

January 30, 2026
Underlying stock price	$9.85
Exercise price (per Unit)	$10.00
Volatility	6.50%
Risk-free rate	4.01%
Expected term (years)	0.12

The following table presents the changes in the fair value of the over-allotment liability, which was measured using Level 3 inputs, for the six months ended June 30, 2026:

Fair value as of December 31, 2025	$—
Initial measurement on January 30, 2026	94,122
Reclassification to equity upon the partial exercise of the over-allotment option on February 12, 2026	(11,659)
Change in fair value upon the expiration of the over-allotment option on March 14, 2026	(82,463)
Fair value as of June 30, 2026	$—

There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2026.

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

	June 30, 2026	December 31, 2025
Cash	$1,963,796	$1,960
Marketable securities held in Trust Account	$103,303,859	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$214,466	$511,978
Other income	$905,837	$1,563,322

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 22, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and subsequent to the closing of the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $691,371, which consisted of interest earned on marketable securities held in Trust Account of $905,837, partially offset by general and administrative expenses of $214,466.

For the six months ended June 30, 2026, we had net income of $1,051,344, which consisted of interest earned on marketable securities held in Trust Account of $1,480,859 and change in over-allotment liability of $82,463, partially offset by general and administrative expenses of $511,978.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of June 30, 2026, we had cash of $1,963,796 and working capital of $1,864,388.

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

For the six months ended June 30, 2026, cash used in operating activities was $556,503. Net income of $1,051,344 was affected by interest earned on marketable securities held in the Trust Account of $1,480,859, change in fair value of over-allotment liability of $82,463, payment of general and administrative costs through prepayments of $24,981 and payment of general and administrative costs through promissory note – related party of $12,000. Changes in operating assets and liabilities used $31,544 of cash in operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $103,303,859 (including approximately $1,480,859 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,963,796 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026 and December 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-291904). The SEC declared the registration statement effective on January 28, 2026. For a description of the use of the proceeds generated in our Initial Public Offering and the sale of the Private Placement Units and Private Placement Warrants, see Part II, Item 5 of our 2025 Annual Report. There has been no material change in the planned use of the proceeds from the Initial Public Offering and the sale of the Private Placement Units and Private Placement Warrants as described in the registration statement. The specific investments in our Trust Account may change from time to time.

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

UNITED ACQUISITION CORP. I

Date: August 12, 2026	By:	/s/ Paul Packer
	Name:	Paul Packer
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)

