Form 10-Q
period 2026-09-30
United Acquisition Corp. I
filed 2026-11-13
CIK 2098669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 13, 2026, there were 10,459,580 Class A ordinary shares, $0.0001 par value and 3,394,100 Class B ordinary shares, $0.0001 par value, issued and outstanding.

UNITED ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

UNITED ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash	$1,565,832	$1,960
Prepaid expenses	25,429	28,600
Prepaid insurance – short-term	107,231	—
Total Current Assets	1,698,492	30,560
Deferred offering costs	—	330,108
Prepaid insurance – long-term	35,744	—
Marketable securities held in Trust Account	104,256,276	—
Total Assets	$105,990,512	$360,668

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$774,955	$12,000
Accrued offering costs	—	287,500
Promissory note – related party	—	85,670
Total Current Liabilities	774,955	385,170
Deferred underwriting fee	3,563,805	—
Total Liabilities	4,338,760	385,170

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 10,182,300 and 0 shares at redemption value of $10.23 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	104,134,612	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 277,280 and 0 shares issued and outstanding (excluding 10,182,300 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	28	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 3,394,100 and 3,833,333 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (of which none and 500,000 shares, respectively, were subject to forfeiture) (1)	339	383
Additional paid-in capital	—	370,617
Accumulated deficit	(2,483,227)	(395,502)
Total Shareholders’ Deficit	(2,482,860)	(24,502)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$105,990,512	$360,668

(1)	Included 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited to the Company (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
General and administrative costs	$967,659	$1,479,637
Loss from operations	(967,659)	(1,479,637)
Other income:
Change in fair value of over-allotment liability	—	82,463
Interest earned on marketable securities held in Trust Account	952,417	2,433,276
Total other income	952,417	2,515,739

Net (loss) income	$(15,242)	$1,036,102

Weighted average shares outstanding, Class A ordinary shares	10,459,580	9,339,700
Basic net (loss) income per Class A ordinary share	$(0.00)	$0.08
Weighted average shares outstanding, Class A ordinary shares	10,459,580	9,339,700
Diluted net (loss) income per Class A ordinary share	$(0.00)	$0.08
Weighted average shares outstanding, Class B ordinary shares(1)	3,394,100	3,384,751
Basic net (loss) income per Class B ordinary share	$(0.00)	$0.08
Weighted average shares outstanding, Class B ordinary shares(1)	3,394,100	3,394,100
Diluted net (loss) income per Class B ordinary share	$(0.00)	$0.08

(1)	The basic weighted average number of Class B ordinary shares outstanding excludes 500,000 founder shares that were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full or in part. As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture, and upon the expiration of the underwriters’ over-allotment option on March 14, 2026, the remaining 439,233 founder shares were forfeited by the Sponsor for no consideration (see Note 7). The diluted weighted average number of Class B ordinary shares outstanding for the nine months ended September 30, 2026 includes the 60,767 founder shares that were no longer subject to forfeiture as if they had been outstanding from January 1, 2026, the beginning of the quarter in which the over-allotment option was partially exercised, and excludes the 439,233 founder shares that were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2025(1)	—	$—	3,833,333	$383	$370,617	$(395,502)	$(24,502)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,313,868)	(1,358,486)	(7,672,354)
Sale of Private Placement Units	277,280	28	—	—	2,772,772	—	2,772,800
Sale of Private Placement Warrants	—	—	—	—	1,754,545	—	1,754,545
Fair value of Public Warrants at issuance	—	—	—	—	1,527,345	—	1,527,345
Allocated value of transaction costs to Class A shares	—	—	—	—	(111,455)	—	(111,455)
Forfeiture of founder shares(1)	—	—	(439,233)	(44)	44	—	—
Net income	—	—	—	—	—	359,973	359,973
Balance at March 31, 2026 (unaudited)	277,280	28	3,394,100	339	—	(1,394,015)	(1,393,648)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(860,545)	(860,545)
Net income	—	—	—	—	—	691,371	691,371
Balance at June 30, 2026 (unaudited)	277,280	28	3,394,100	339	—	(1,563,189)	(1,562,822)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(904,796)	(904,796)
Net loss	—	—	—	—	—	(15,242)	(15,242)
Balance at September 30, 2026 (unaudited)	277,280	$28	3,394,100	$339	$—	$(2,483,227)	$(2,482,860)

(1)	Includes 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited by the Sponsor for no consideration (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,036,102
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	12,000
Interest earned on marketable securities held in Trust Account	(2,433,276)
Change in fair value of over-allotment liability	(82,463)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(21,810)
Short-term prepaid insurance	(107,231)
Long-term prepaid insurance	(35,744)
Accounts payable and accrued expenses	762,955
Net cash used in operating activities	(869,467)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(101,823,000)
Net cash used in investing activities	(101,823,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	100,295,655
Proceeds from sale of Private Placement Units	2,772,800
Proceeds from sale of Private Placement Warrants	1,754,545
Repayment of promissory note – related party	(97,671)
Payment of offering costs	(468,990)
Net cash provided by financing activities	104,256,339

Net Change in Cash	1,563,872
Cash – Beginning of period	1,960
Cash – End of period	$1,565,832

Noncash investing and financing activities:
Deferred underwriting fee payable	$3,563,805
Prepaid expenses applied to offering costs	$24,981

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from October 22, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below and, subsequent to the Initial Public Offering, identifying and evaluating a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Trust Account

Following the closing of the Initial Public Offering, on January 30, 2026, an amount of $100,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, Private Placement Units, and Private Placement Warrants was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. Following the sale of the additional Units, on February 12, 2026, all of the net proceeds from the sale of additional Units and additional Private Placement Units and Warrants totaling $1,823,000 were added to the Trust Account. The funds in the Trust Account may be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below. The Company is permitted to withdraw amounts from the Trust Account (i) to fund its working capital requirements, which amount will be the lesser of $500,000 or 5% of the interest earned on the Trust Account, and/or (ii) to pay its taxes (other than excise taxes, if any), provided that all permitted withdrawals can only be made (x) from interest and not from the principal held in the Trust Account and (y) only to the extent such interest is in amount sufficient to cover the permitted withdrawal amount (“permitted withdrawals”). As of September 30, 2026 and December 31, 2025, the Company had $121,664 and $0 available for withdrawal, respectively, for working capital purposes and has not withdrawn any amounts for working capital from the Trust Account as of September 30, 2026.

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

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against or vote at all with respect to the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of permitted withdrawals) or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, net of taxes payable, if any. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the NYSE American rules. If the Company seeks shareholder approval, it will complete its Business Combination only if it obtains the approval of an ordinary resolution under Cayman Islands law and its amended and restated memorandum and articles of association, save if the Business Combination is structured as a statutory merger or consolidation with another company under the laws of the Cayman Islands which would require the approval of a special resolution.

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

Liquidity and Capital Resources

As of September 30, 2026, the Company had cash of $1,565,832 held outside of the Trust Account and working capital of $923,537. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern”, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise additional capital to pursue its activities will be successful. To alleviate any potential liquidity shortfall the Sponsor has committed that it will provide and has the means to provide financial support to the Company to satisfy its obligations as they come due for one year from release of the accompanying financial statements. The Company has until January 30, 2028 to complete a Business Combination, which is more than one year after the date of issuance of these unaudited condensed financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from October 22, 2025 (inception) through December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, other than the warrants and the over-allotment liability (see Note 8).

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,565,832 and $1,960 and did not have any cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account were in money market funds invested primarily in U.S. Treasuries, amounting to $104,256,276 and $0, respectively.

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

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants based on their relative fair values. On January 30, 2026, upon completion of the Initial Public Offering, and on February 12, 2026 upon the sale of the additional Units as a result of the underwriters’ partial exercise of their over-allotment option, offering costs allocated to the Public Shares subject to possible redemption are charged to temporary equity and offering costs allocated to the Public Warrants, Private Placement Units, and Private Placement Warrants are charged to shareholders’ deficit as Public and Private Placement Warrants, after Management’s evaluation, are accounted for under equity treatment.

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

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to FASB ASC Topic 480 since the over-allotment option was not exercised at the time of the Initial Public Offering.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$101,823,000
Less:
Proceeds allocated to Public Warrants	(1,527,345)
Proceeds allocated to the over-allotment option, net of $11,659 reclassified upon its partial exercise	(82,463)
Public Shares issuance costs	(5,516,275)
Plus:
Remeasurement of carrying value to redemption value	7,672,354
Class A ordinary shares subject to possible redemption, March 31, 2026	102,369,271
Plus:
Remeasurement of carrying value to redemption value	860,545
Class A ordinary shares subject to possible redemption, June 30, 2026	103,229,816
Plus:
Remeasurement of carrying value to redemption value	904,796
Class A ordinary shares subject to possible redemption, September 30, 2026	$104,134,612

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average ordinary shares outstanding for the respective periods.

Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from net (loss) income per ordinary share as the redemption value approximates fair value.

The calculation of diluted net (loss) income per ordinary share does not consider the effect of the 2,545,575 Public Warrants and 2,408,713 Private Placement Warrants (4,954,288 warrants in the aggregate) issued in connection with the Initial Public Offering and the private placements, since their exercise is contingent upon future events.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Basic net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(11,508)	$(3,734)	$760,495	$275,607
Denominator:
Basic weighted average ordinary shares outstanding(1)	10,459,580	3,394,100	9,339,700	3,384,751
Basic net (loss) income per ordinary share	$(0.00)	$(0.00)	$0.08	$0.08

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(11,508)	$(3,734)	$759,937	$276,165
Denominator:
Diluted weighted average ordinary shares outstanding(1)	10,459,580	3,394,100	9,339,700	3,394,100
Diluted net (loss) income per ordinary share	$(0.00)	$(0.00)	$0.08	$0.08

(1)	The weighted average number of Class B ordinary shares outstanding for the nine months ended September 30, 2026 excludes 500,000 founder shares that were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full or in part. As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture, and upon the expiration of the underwriters’ over-allotment option on March 14, 2026, the remaining 439,233 founder shares were forfeited by the Sponsor for no consideration (see Note 7). The diluted weighted average number of Class B ordinary shares outstanding for the nine months ended September 30, 2026 includes the 60,767 founder shares that were no longer subject to forfeiture as if they had been outstanding from January 1, 2026, the beginning of the quarter in which the over-allotment option was partially exercised, and excludes the 439,233 founder shares that were forfeited.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on January 30, 2026, the Company sold 10,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $100,000,000. On February 12, 2026, the Company consummated the closing of an additional 182,300 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, at $10.00 per additional Unit, generating gross proceeds of $1,823,000. Each Unit consists of one Public Share and one-quarter of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Warrants — As of September 30, 2026 and December 31, 2025, there were 2,545,575 and 0 Public Warrants and 2,408,713 and 0 Private Placement Warrants outstanding, respectively. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of the completion of the initial Business Combination and 12 months from the closing of the Initial Public Offering. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants are issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

The founder shares granted to the independent directors are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value on the grant date. A third-party valuation firm valued the founder shares as of November 26, 2025. The probability of de-SPAC and instrument specific market adjustment was assumed to be 35.0%; the implied Class A share price was $9.88; and volatility of 7.5%. The valuation has identified the fair value of the founder shares to be $3.46 per share as of grant date. The total fair value of the 100,000 founder shares purchased by the four independent directors was $346,000. The Company recognized share-based compensation expense of $346,000, equal to the fair value of the founder shares (the purchase price of approximately $652 paid by the independent directors was not deducted), at the grant date, in the period ended December 31, 2025; no such expense was recognized in 2026.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000, which was amended and restated on November 26, 2025 to increase the principal amount to $500,000, to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing and unsecured with maturity date at the earlier of April 23, 2026 or the closing of the Initial Public Offering. On January 21, 2026, the Sponsor paid $12,000 of the Company’s general and administrative costs on its behalf under the promissory note. On January 30, 2026, at the closing of the Initial Public Offering, the Company repaid the entire $97,671 outstanding under the promissory note. As of September 30, 2026, no amounts were outstanding under the promissory note, and borrowings under the promissory note are no longer available.

Administrative Service Agreement

Commencing on January 28, 2026, the date that the registration statement for the Company’s Initial Public Offering was declared effective, the Company agreed to pay the Sponsor, or affiliates of the Sponsor, a monthly fee of $20,000 for office space, utilities and secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, $60,000 and $160,000, respectively, were incurred and paid for these services. As of September 30, 2026 and December 31, 2025, there were no amounts due to the Sponsor under this agreement.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company up to $1,500,000 (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans are convertible into additional units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 277,280 and 0 Class A ordinary shares issued and outstanding, excluding 10,182,300 and 0 shares subject to possible redemption, respectively.

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class B Ordinary Shares

The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 26, 2025, the Company effected a share dividend of approximately 0.33 shares for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 3,833,333 founder shares. All share and per-share data have been retrospectively presented. At September 30, 2026 and December 31, 2025, there were 3,394,100 and 3,833,333 Class B ordinary shares issued and outstanding, respectively. As of December 31, 2025 and September 30, 2026, an aggregate of up to 500,000 and 0 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of founder shares would equal 25% of the Company’s issued and outstanding ordinary shares (excluding any Class A ordinary shares underlying the Private Placement Units) after the Initial Public Offering, respectively. As a result of the partial exercise by the underwriters of the over-allotment option on February 12, 2026, 60,767 founder shares were no longer subject to forfeiture. On March 14, 2026, the underwriters’ over-allotment option expired, resulting in 439,233 founder shares being forfeited by the Sponsor for no consideration.

The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided in the Company’s amended and restated memorandum and articles of association. The Class A ordinary shares issuable in connection with the conversion of the founder shares may result in material dilution to public shareholders due to the anti-dilution rights of the founder shares that may result in an issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued in connection with the exercise of the underwriters’ over-allotment option and excluding any shares underlying the Private Placement Units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$104,256,276	$—

UNITED ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The following table presents the changes in the fair value of the over-allotment liability, which was measured using Level 3 inputs, for the nine months ended September 30, 2026:

Fair value as of December 31, 2025	$—
Initial measurement on January 30, 2026	94,122
Reclassification to Class A ordinary shares subject to possible redemption upon the partial exercise of the over-allotment option on February 12, 2026	(11,659)
Change in fair value upon the expiration of the over-allotment option on March 14, 2026	(82,463)
Fair value as of September 30, 2026	$—

There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2026.

9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash	$1,565,832	$1,960
Marketable securities held in Trust Account	$104,256,276	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
General and administrative costs	$967,659	$1,479,637
Other income	$952,417	$2,515,739

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

The CODM reviews the position of total assets available to the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available to the Company.

10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to United Acquisition Corp. I. References to our “Management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to United Acquisition SPAC LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 22, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and subsequent to the closing of the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses. We expect our operating costs to fluctuate based on the level of activity in our search for, and evaluation of, target businesses, and our results of operations to be driven primarily by income earned on the investments held in the Trust Account rather than by our operating activities.

For the three months ended September 30, 2026, we had net loss of $15,242, which consisted of general and administrative expenses of $967,659, partially offset by interest earned on marketable securities held in Trust Account of $952,417.

For the nine months ended September 30, 2026, we had net income of $1,036,102, which consisted of interest earned on marketable securities held in Trust Account of $2,433,276 and change in fair value of over-allotment liability of $82,463, partially offset by general and administrative expenses of $1,479,637.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of September 30, 2026, we had cash of $1,565,832 and working capital of $923,537.

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

We incurred additional transaction costs totaling $91,150, consisting of $27,345 of cash underwriting fees and $63,805 of deferred underwriting fees.

As of February 12, 2026, a total of $101,823,000 of the net proceeds from the initial public offering (including the additional units sold as the result of the partial exercise by the underwriters of their over-allotment option) and the sale of the Private Placement Units and Private Placement Warrants were placed in the Trust Account.

For the nine months ended September 30, 2026, cash used in operating activities was $869,467. Net income of $1,036,102 was affected by interest earned on marketable securities held in the Trust Account of $2,433,276, change in fair value of over-allotment liability of $82,463 and payment of general and administrative costs through promissory note – related party of $12,000. Changes in operating assets and liabilities provided $598,170 of cash in operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $104,256,276 (including $2,433,276 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (net of permitted withdrawals), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,565,832 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We have determined that we incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to raise additional capital to pursue our activities will be successful. To alleviate any potential liquidity shortfall the Sponsor has committed that it will provide and has the means to provide financial support to satisfy our obligations as they come due for one year from release of the accompanying financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026 and December 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

UNITED ACQUISITION CORP. I

Date: November 13, 2026	By:	/s/ Paul Packer
	Name:	Paul Packer
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)

